Form 10-K
period 2007-12-31
Teen Education Group, Inc.
filed 2008-04-14
CIK 1413581

Commission File No. 333-147045


                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549


                                    FORM 10-K


/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934


                  For the Fiscal Year Ended: December 31, 2007


/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934


                     For the Transition Period From __ to __


                           TEEN EDUCATION GROUP, INC.
        _________________________________________________________________
        (Exact Name of Small Business Issuer as Specified in its Charter)


           Delaware                                              26-032648
_______________________________                              ___________________
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                              Identification No.)


   70707 Frank Sinatra Drive, Unit 59
           Rancho Mirage, CA                                            92270
________________________________________                              __________
(Address of principal executive offices)                              (Zip code)


                   Issuer's telephone number: (702) 248-1027


       Securities to be registered pursuant to Section 12(b) of the Act:

                                      None


       Securities to be registered pursuant to Section 12(g) of the Act:

                               $.001 Common Stock
                               __________________
                                (Title of Class)

     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] No [X]

     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes [ ] No [X]

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

________________________________________________________________________________

                                           Non-accelerated filer        Smaller
Large accelerated                        (Do not check if a smaller    reporting
      filer          Accelerated filer       reporting company)         company
       [ ]                  [ ]                     [ ]                   [X]
________________________________________________________________________________

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes [ ] No [X]

     The aggregate market value of the Registrant's Common Stock held by non-affiliates of the Registrant (without admitting that any person whose shares are not included in such calculation is an affiliate) computed by reference to the price at which the common stock was last sold as of the last business day of the Registrant's most recently completed second fiscal quarter was $0.

     As of April 14, 2008, the Registrant had 2,250,000 shares of Common Stock, $.001 par value, issued and outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None

                                TABLE OF CONTENTS


                                                                           PAGE

                                     PART I

Item 1.  Business                                                            4

Item 1A. Risk Factors                                                        5

Item 1B. Unresolved Staff Comments                                           7

Item 2.  Properties                                                          7

Item 3.  Legal Proceedings                                                   7

Item 4.  Submission of Matters to a Vote of Security Holders                 8


                                     PART II

Item 5.  Market for Registrant's Common Equity, Related Stockholder
         Matters and Issuer Purchases of Equity Securities                   8

Item 6.  Selected Financial Data                                             9

Item 7.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                           9

Item 7A. Quantitative and Qualitative Disclosures About Market Risk          9

Item 8.  Financial Statements and Supplementary Data                        10

Item 9.  Changes in and Disagreements With Accountants on Accounting
         and Financial Disclosure                                           22

Item 9A. Controls and Procedures                                            22

Item 9B. Other Information                                                  23


                                    PART III

Item 10. Directors, Executive Officers and Corporate Governance             23

Item 11. Executive Compensation                                             25

Item 12. Security Ownership of Certain Beneficial Owners and
         Management and Related Stockholder Matters                         25

Item 13. Certain Relationships and Related Transactions, and Director
         Independence                                                       26

Item 14. Principal Accountant Fees and Services                             26


                                    PART IV

Item 15. Exhibits and Financial Statement Schedules                         27

Signatures                                                                  28

                                     PART I

ITEM 1.   BUSINESS.

Business Development

     Teen was incorporated on April 16, 2007 in the State of Delaware. We have a specific business plan or purpose. Should our business plan be successfully implemented, we may be expanding our operations in the south western portion of the United States. We have not yet conducted any classes or begun our educational operations and we currently have no revenues and no significant assets. Teen has never declared bankruptcy, has never been in receivership, and has never been involved in any legal action or proceedings. Since formation, Teen has not made any significant purchase or sale of assets, nor has it been involved in any mergers, acquisitions or consolidations.

     Neither Teen nor its sole officer, director, promoter or any affiliates, have had preliminary contact or discussions with, nor do we have any present plans, proposals, arrangements or understandings with any representatives of the owners of any business or company regarding the possibility of an acquisition or merger.

Business of Issuer

     Our business is to provide a financial literacy and money management program for teenagers on a fee for service offered basis with specialized educational programs designed to maximize profit potential and customer loyalty. We believe that there is a need to train teenagers who we believe lack the basic skills in the management of personal financial affairs. Located in a fluent area, many are unable to balance a checkbook and most simply have insight into the basic survival principals involved with earning, spending, saving and investing.

Principal Services

     We are in the process of establishing ourselves as providing a financial literacy and money management educational program for teenagers on a fee for service offered basis. We intend to provide such topics which would include budgeting, the importance of saving, bank accounts and services, establishing and maintaining credit, planning for college, buying a car, basic investing, with related ancillary topics.

     We will earn our revenues by charging a fee for individuals to complete our training course. Our marketing is going to be the parents of teenagers who understand that many young people fail in the management of the first consumer credit experience, establish bad financial management habits, and fail to take direction from their parents, who realize that it makes no sense for their teenager to learn by trial and error. Our instruction will include practical information preparing them in planning and understanding their financial future.

     Further, we anticipate that our instruction will also be useful in teaching the managing of the teenagers money, establish the basics of budgeting, savings and checking accounts, responsible borrowing and will extend to buying an automobile, renting an apartment and the responsible use of day to day credit. Further topics that will be addressed, include surrounding yourself with professionals in connection with starting and managing a small business, investing for the future, and basic knowledge on commencing a plan for retirement, although the retirement age is in the far distant future for the teenagers.

     Our intensive two-week training will involve 20 hours of classroom instruction for groups of not to exceed 8 students. The instruction time will address the needs and requirements of each of the interested parties. The specific curriculum will be developed as funds become available.

     Probably the most important aspect of our training will be in developing positive financial responsibility and commitment. Effective inter-personal skills will reap personal satisfaction as well as financial gratification through increased tips.

     Classroom instruction will be held at rented office space or in a hotel facility. Classroom space can be arranged on an "as needed" and "as available" basis at normal costs.

ITEM 1A.  RISK FACTORS.

     Prior to investing in the shares, a prospective investor should consider carefully the following risks and highly speculative factors that may affect our business. Prospective investors should carefully consider, among other factors, the following:

1. As a start-up or development stage company, our business and prospects are difficult to evaluate because we have no operating history and our business model is evolving, an investment in us is considered a high risk investment whereby you could lose your entire investment.

     We have just commenced operations and, therefore, we are considered a "start-up" or "development stage" company. We have not yet owned and/or operated and/or provided any educational services. We will incur significant expenses in order to implement our business plan. As an investor, you should be aware of the difficulties, delays and expenses normally encountered by an enterprise in its development stage, many of which are beyond our control, including unanticipated developmental expenses, and advertising and marketing expenses. We cannot assure you that our proposed business plan will materialize or prove successful, or that we will ever be able to operate profitably. If we cannot operate profitably, you could lose your entire investment.

     We face the challenge of successfully implementing our business plan. There is, therefore, nothing at this time on which to base an assumption that our business will prove successful, and there is no assurance that we will be able to operate profitably if or when operations commence. You may lose your entire investment do to our lack of experience.

     Our plan of operation is our best estimate and analysis of the potential market, opportunities and difficulties that we face. There can be no assurances that the underlying assumptions accurately reflect our opportunities and potential for success. Competition for the delivery of education skills is intense, and with other economic forces, this makes forecasting of revenues and costs difficult and unpredictable. If our estimates and analysis is incorrect, you could lose your entire investment.

2. We expect to incur losses in the future and, as a result, the value of our shares and our ability to raise additional capital may adversely affect our ability to sustain growth and our operations may suffer.

     We have no operating history and, therefore, no revenues. We expect to incur losses during our first year of operation. There can be no assurances that we will achieve profitability in the future, or, if so, as to the timing or amount of any such profits.

     We plan to use any revenues received to support our plan of operations and to commence our sales and marketing. Many of the expenses associated with these activities are relatively fixed in the short-term. We may be unable to adjust spending quickly enough to offset unexpected revenue shortfalls. If so, our operational results will suffer.

     We should have sufficient capital to meet our operating expenses for the next twelve (12) months. After that time, we will either need to raise additional funds or realize additional revenue from our business activities to meet our cash requirements. There can be no guarantee that we will be successful in securing additional financing should the need arise.

     Our inability to fund our operations will impede our growth and operating results and may also result in a loss of your investment.

3. Failure to secure additional financing may result in termination of Teen's operations and eliminate any value in Teen's stock.

     We may require additional financing in order to establish profitable operations. Such financing, if required, may not be forthcoming. Even if additional financing is available, it may not be available on terms we find favorable. Failure to secure the needed additional financing will have a very serious, if not fatal, effect on our ability to survive. As of December 31, 2007, we had cash of $26,002, liabilities of $5,118 and our losses to that date totaled $9,116.

4. Teen's business model is unproven. Thus it is difficult for an investor to determine the likelihood of success or risk to his investment.

     Teen was formed on April 16, 2007. Due to our lack of operating history, the revenue and income potential of our business is unproven. If we cannot successfully implement our business strategies of creating and marketing of an educational curriculum to teach personal financial management skills to teenagers, we may not be able to generate sufficient revenues to operate profitably. Consequently our investors may lose a substantial portion of or their entire investment.

5. Teen's curriculum material may not be sufficient to ensure Teen's success in its intended market resulting in the termination of Teen's operations and a loss of shareholders' investment.

     Initially, the only course Teen will be offering is a financial literacy and money management program for teenagers on a fee for service offered basis for our course. As such, our survival is dependent upon the market acceptance of this sole course material. Should this course material be too narrowly focused or should the target market be not as responsive as Teen anticipates, we will not have any other course material that can be offered to ensure our survival in the educational marketplace.

     While we believe that our course material and providing a financial literacy and money management program for teenagers on a fee for service offered basis, this view may not be shared by their parents. In such an event, we may not be able to attract sufficient students to make it a viable business operation, and we may subsequently fail due to this lack of acceptance in our course material.

6. The loss of Robert L. Wilson or our inability to attract and retain qualified personnel could significantly disrupt or harm our business and our operating results would suffer.

     We are wholly dependent, at present, on the personal efforts and abilities of Robert L. Wilson, our sole officer and director. The loss of services of Robert L. Wilson will disrupt if not stop our operations. In addition, our success will depend on our ability to attract and retain highly motivated, well-qualified lecturers or employees. Our inability to recruit and retain such individuals may delay the planned commencement of operations and or result in high employee turnover, which could have a material adverse effect on our business or results of operations once commenced. Accordingly, without suitable replacements and employees to operate Teen, our operations will suffer.

7. Robert L. Wilson owns approximately 89% of our shares and that permits him to exert influence over us or to prevent a change of control.

     Robert L. Wilson, our sole director and officer, beneficially owns approximately 89% of our outstanding shares of common stock. As a result of this stock ownership, Robert L. Wilson will continue to influence the vote on all matters submitted to a vote of our shareholders, including the election of directors, amendments to the certificate of incorporation and the by-laws, and the approval of significant corporate transactions. This consolidation of voting power could also delay, deter or prevent a change of our control that might be otherwise beneficial to shareholders.

8. You will not receive dividend income from an investment in the shares and as a result, the purchase of the shares should only be made by an investor who does not expect a dividend return on the investment.

     We have never declared or paid a cash dividend on our shares nor will we in the foreseeable future. We currently intend to retain future earnings, if any, to finance the operation and expansion of our business. Accordingly, investors who anticipate the need for immediate income from their investments by way of cash dividends should refrain from purchasing any of our securities. As we do not intend to declare dividends in the future, you may never see a return on your investment and you indeed may lose your entire investment.

9. Our common stock has no public market and the value may decline after the offering and our common stock may never be public traded and you may have no ability to sell the shares.

     There is no established public trading market or market maker for our securities. There can be no assurance that a market for our common stock will be established or that, if established, a market will be sustained. Therefore, if you purchase our securities you may be unable to sell them. Accordingly, you should be able to bear the financial risk of losing your entire investment. We plan to seek a listing on the OTC Bulletin Board and we have contacted a market maker to seek the listing on our behalf.

     Only market makers can apply to quote securities. Market makers who desire to initiate quotations in the OTC Bulletin Board system must complete an application (Form 211) and by doing so, will have to represent that it has satisfied all applicable requirements of the Securities and Exchange Commission Rule 15c2-11 and the filing and information requirements promulgated under the Financial Industry Regulatory Authority, Inc. ("FINRA") Bylaws. The OTC Bulletin Board will not charge us with a fee for being quoted on the service. FINRA rules prohibit market makers from accepting any remuneration in return for quoting issuers' securities on the OTC Bulletin Board or any similar medium. We intended to be subject to the reporting requirements of the Securities Exchange Act of 1934, as amended, and, as such, we may be deemed compliant with Rule 15c2-11. The FINRA will review the market maker's application and if cleared, it cannot be assumed by any investor that any federal, state or self-regulatory requirements other than certain FINRA rules and Rule 15c2-11 have been considered by the FINRA. Furthermore, the clearance should not construed by any investor as indicating that the FINRA, the Securities and Exchange Commission or any state securities commission has passed upon the accuracy or adequacy of the documents contained in the submission.

     The OTC Bulletin Board is a market maker or dealer-driven system offering quotation and trading reporting capabilities-a regulated quotation service - that displays real-time quotes, last-sale prices, and volume information in OTC equity securities. The OTC Bulletin Board securities are not listed and traded on the floor of an organized national or regional stock exchanges. Instead, OTC Bulletin Board securities transactions are conducted through a telephone and computer network connecting market makers or dealers in stocks.

     There is no assurance that our shares will be able to meet the requirements for a quotation or that the shares will be accepted for inclusion on the OTC Bulletin Board.

ITEM 1B.  UNRESOLVED STAFF COMMENTS.

     We have no unresolved comments from the Staff of the Securities and Exchange Commission.

ITEM 2.   PROPERTIES.

     Teen does not own any property, real or otherwise. For the first year, we will conduct our administrative affairs from the President's home, at no cost to Teen.

     We do not have any investments or interests in any real estate. Teen does not invest in real estate mortgages, nor does it invest in securities of, or interests in, persons primarily engaged in real estate activities.

ITEM 3.   LEGAL PROCEEDINGS.

     There is no litigation pending or threatened by or against the Company.

ITEM 4.   SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS.

     There have been no matters submitted to the Company's security holders.

                                     PART II


ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Price.

     There is no active trading market for our Common Stock.

     There is no assurance that a trading market will ever develop or, if such a market does develop, that it will continue. We have requested a broker-dealer to make application to FINRA to have the Company's securities traded on to the OTC Bulletin Board System.

     The Securities and Exchange Commission adopted Rule 15g-9, which established the definition of a "penny stock," for purposes relevant to the Company, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require: (i) that a broker or dealer approve a person's account for transactions in penny stocks; and (ii) the broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased. In order to approve a person's account for transactions in penny stocks, the broker or dealer must (i) obtain financial information and investment experience and objectives of the person; and (ii) make a reasonable determination that the transactions in penny stocks are suitable for that person and that person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks. The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prepared by the Commission relating to the penny stock market, which, in highlight form, (i) sets forth the basis on which the broker or dealer made the suitability determination; and (ii) that the broker or dealer received a signed, written agreement from the investor prior to the transaction. Disclosure also has to be made about the risks of investing in penny stock in both public offering and in secondary trading, and about commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and the rights and remedies available to an investor in cases of fraud in penny stock transactions. Finally, monthly statements have to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

     For the initial listing in the Nasdaq SmallCap market, a company must have net tangible assets of $4 million or market capitalization of $50 million or a net income (in the latest fiscal year or two of the last fiscal years) of $750,000, a public float of 1,000,000 shares with a market value of $5 million. The minimum bid price must be $4.00 and there must be 3 market makers. In addition, there must be 300 shareholders holding 100 shares or more, and the company must have an operating history of at least one year or a market capitalization of $50 million.

     For continued listing in the Nasdaq SmallCap market, a company must have net tangible assets of $2 million or market capitalization of $35 million or a net income (in the latest fiscal year or two of the last fiscal years) of $500,000, a public float of 500,000 shares with a market value of $1 million. The minimum bid price must be $1.00 and there must be 2 market makers. In addition, there must be 300 shareholders holding 100 shares or more.

     (b) Holders.

     There are twenty-six (26) holders of the Company's Common Stock.

     (c) Dividends.

     The Company has not paid any cash dividends to date and has no plans to do so in the immediate future.

     (d)  Securities Authorized for Issuance under an Equity Compensation Plan.

     We have not authorized the issuance of any of our securities in connection with any form of equity compensation plan.

     (e)  Recent Sale of Unregistered Securities

     Except for the initial sale and issuance of 2,000,000 shares of our $0.001 par value common stock to Robert L. Wilson on April 17, 2007 for $5,000, pursuant to Section 4(2) of the Securities Act of 1933, as amended, during the year ended December 31, 2007, we did not have any sales of any unregistered securities.

ITEM 6.   SELECTED FINANCIAL DATA.

     Not applicable to smaller reporting companies.

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

Principal Services

     We are in the process of establishing ourselves as providing a financial literacy and money management educational program for teenagers on a fee for service offered basis. We intend to provide such topics which would include budgeting, the importance of saving, bank accounts and services, establishing and maintaining credit, planning for college, buying a car, basic investing, with related ancillary topics.

     We will earn our revenues by charging a fee for individuals to complete our training course. Our marketing is going to be the parents of teenagers who understand that many young people fail in the management of the first consumer credit experience, establish bad financial management habits, and fail to take direction from their parents, who realize that it makes no sense for their teenager to learn by trial and error. Our instruction will include practical information preparing them in planning and understanding their financial future.

     Further, we anticipate that our instruction will also be useful in teaching the managing of the teenagers money, establish the basics of budgeting, savings and checking accounts, responsible borrowing and will extend to buying an automobile, renting an apartment and the responsible use of day to day credit. Further topics that will be addressed, include surrounding yourself with professionals in connection with starting and managing a small business, investing for the future, and basic knowledge on commencing a plan for retirement, although the retirement age is in the far distant future for the teenagers.

     Our intensive two-week training will involve 20 hours of classroom instruction for groups of not to exceed 8 students. The instruction time will address the needs and requirements of each of the interested parties. The specific curriculum will be developed as funds become available.

     Probably the most important aspect of our training will be in developing positive financial responsibility and commitment. Effective inter-personal skills will reap personal satisfaction as well as financial gratification through increased tips.

     Classroom instruction will be held at rented office space or in a hotel facility. Classroom space can be arranged on an "as needed" and "as available" basis at normal costs.

Liquidity.

     As of December 31, 2007, we had cash of $26,002 and we had total liabilities of $5,118 and we had a net worth of $20,884.

     We have had no revenues from inception December 31, 2007. We have a loss from inception through December 31, 2007 of $9,116.

     We have officer's advances of $5,118 from inception to December 31, 2007.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     Not applicable to smaller reporting companies.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.









                           TEEN EDUCATION GROUP, INC.
                        (A Development Stage Enterprise)
                              FINANCIAL STATEMENTS

                                DECEMBER 31, 2007

                           TEEN EDUCATION GROUP, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                                    CONTENTS







REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
________________________________________________________________________________

FINANCIAL STATEMENTS

   Balance Sheet                                                              13

   Statement of Operations                                                    14

   Statement of Stockholders' Equity                                          15

   Statement of Cash Flows                                                    16

   Notes to Financial Statements                                           17-21
________________________________________________________________________________

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors
Teen Education Group, Inc.
Las Vegas, Nevada


We have audited the accompanying balance sheets of Teen Education Group, Inc. (A Development Stage Enterprise) as of December 31, 2007 the related statements of operations, stockholder's deficit, and cash flows for the period April 16, 2007 (inception) through December 31, 2007. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Teen Education Group, Inc. (A Development Stage Enterprise) as of December 31, 2007 and the results of its operations and cash flows for period April 16, 2007 (inception) through December 31, 2007, in conformity with U.S. generally accepted accounting principles.









Kyle L. Tingle, CPA, LLC


March 14, 2008
Las Vegas, Nevada

                           TEEN EDUCATION GROUP, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                                  BALANCE SHEET

                                                               December 31, 2007
                                                               _________________
                                     ASSETS

CURRENT ASSETS                                                     $ 26,002
                                                                   ________

            Total current assets                                   $ 26,002
                                                                   ________

                   Total assets                                    $ 26,002
                                                                   ========


                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
     Officers advances                                             $  5,118
                                                                   ________

            Total current liabilities                              $  5,118
                                                                   ________

STOCKHOLDERS' EQUITY
     Common stock: $.001 par value;
        authorized 100,000,000 shares; issued
        and outstanding:  2,250,000 shares at
        December 31, 2007                                             2,250
     Preferred stock: $.001 par value;
        authorized 5,000,000 shares; none issued
        or outstanding at December 31, 2007                               0
     Additional paid in capital                                      27,750
     Accumulated deficit during development stage                    (9,116)
                                                                   ________

            Total stockholders' equity                             $ 20,884
                                                                   ________

                   Total liabilities and
                   stockholders' equity                            $ 26,002
                                                                   ========


                 See Accompanying Notes to Financial Statements.

                           TEEN EDUCATION GROUP, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                             STATEMENT OF OPERATIONS



                                                                  Apr.16, 2007
                                                                (inception) to
                                                               December 31, 2007
                                                               _________________

Revenues                                                          $        0

Cost of revenue                                                            0
                                                                  __________

           Gross profit                                           $        0
General, selling and
   administrative expenses                                             9,118
                                                                  __________
           Operating loss                                         $   (9,118)

Nonoperating income (expense)                                              2
                                                                  __________

   Net loss                                                       $   (9,118)
                                                                  ==========

   Net loss per share, basic
   and diluted                                                    $    (0.00)
                                                                  ==========

   Average number of shares
   of common stock outstanding                                     2,000,000
                                                                  ==========


                 See Accompanying Notes to Financial Statements.



                           TEEN EDUCATION GROUP, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                        STATEMENT OF STOCKHOLDER'S EQUITY




                                                                           Accumulated
                                                                             Deficit
                                      Common Stock          Additional       During
                                  _____________________      Paid-In       Development
                                   Shares       Amount       Capital          Stage         Total
                                  _________     _______     __________     ___________     ________

April 17, 2007, issue
  common stock                    2,000,000     $ 2,000      $  3,000        $      0      $  5,000
December 27, 2007, issued
  SB-2 common stock                 250,000         250        24,750               0        25,000
Net loss, December 31, 2007               -           -             -          (9,116)       (9,116)
                                  _________     _______      ________        ________      ________

Balance, December 31, 2007        2,250,000     $ 2,250      $ 27,750        $ (9,116)     $ 20,884
                                  =========     =======      ========        ========      ========


                 See Accompanying Notes to Financial Statements.


                           TEEN EDUCATION GROUP, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                             STATEMENT OF CASH FLOWS

                                                               Apr. 16, 2007
                                                              (inception) to
                                                               December 31,
                                                                   2007
                                                              _______________
Cash Flows From
Operating Activities
    Net loss                                                      $(9,116)
                                                                  _______

         Net cash used in
            operating activities                                  $(9,116)
                                                                  _______

Cash Flows From
Investing Activities                                              $     0
                                                                  _______

Cash Flows From
Financing Activities
    Issuance of common stock                                      $30,000
    Increase in officer advances                                    5,118
                                                                  _______

         Net cash provided by
            financing activities                                  $35,118
                                                                  _______

         Net increase (decrease)
            in cash                                               $26,002

Cash, beginning of period                                         $     0
                                                                  _______

Cash, end of period                                               $26,002
                                                                  =======

Supplemental Information and Non-monetary Transactions:

Interest paid                                                     $     0
                                                                  =======

Taxes paid                                                        $     0
                                                                  =======


                 See Accompanying Notes to Financial Statements.

                           TEEN EDUCATION GROUP, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                          NOTES TO FINANCIAL STATEMENTS


NOTE 1.  NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

NATURE OF BUSINESS:

Teen Education Group, Inc. ("Company") was organized April 16, 2007 under the laws of the State of Delaware. The Company currently has no operations and, in accordance with Statement of Financial Accounting Standard (SFAS) No. 7, "ACCOUNTING AND REPORTING BY DEVELOPMENT STAGE ENTERPRISES," is considered a Development Stage Enterprise.

A SUMMARY OF THE COMPANY'S SIGNIFICANT ACCOUNTING POLICIES IS AS FOLLOWS:

ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

CASH

For the Statements of Cash Flows, all highly liquid investments with maturity of three months or less are considered to be cash equivalents. There were no cash equivalents as of December 31, 2007.

INCOME TAXES

Income taxes are provided for using the liability method of accounting in accordance with SFAS No. 109 "ACCOUNTING FOR INCOME TAXES," and clarified by FIN 48, "ACCOUNTING FOR UNCERTAINTY IN INCOME TAXES--AN INTERPRETATION OF FASB STATEMENT NO. 109." A deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax basis. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effect of changes in tax laws and rates on the date of enactment.

SHARE BASED EXPENSES

In December 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 123R "SHARE BASED PAYMENT." This statement is a revision to SFAS 123 and supersedes Accounting Principles Board (APB) Opinion No. 25, "ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES," and amends FASB Statement No. 95, "STATEMENT OF CASH FLOWS." This statement requires a public entity to expense the cost of employee services received in exchange for an award of equity instruments. This statement also provides guidance on valuing and expensing these awards, as well as disclosure requirements of these equity arrangements. The Company adopted SFAS No. 123R upon creation of the company and expenses share based costs in the period incurred.

                           TEEN EDUCATION GROUP, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                          NOTES TO FINANCIAL STATEMENTS


NOTE 1.  NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

RECENT ACCOUNTING PRONOUNCEMENTS

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" (SFAS
157). SFAS 157 provides guidance for using fair value to measure assets and liabilities. SFAS 157 addresses the requests from investors for expanded disclosure about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value and the effect of fair value measurements on earnings. SFAS 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value, and does not expand the use of fair value in any new circumstances. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and will be adopted by the Company in the first quarter of fiscal year 2009. We do not expect that the adoption of SFAS 157 will have a material impact on our financial condition or results of operations.

In September 2006, the FASB issued SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans" ("SFAS No. 158"). SFAS No. 158 requires companies to recognize in their statement of financial position an asset for a plan's overfunded status or a liability for a plan's underfunded status and to measure a plan's assets and its obligations that determine its funded status as of the end of the company's fiscal year. Additionally, SFAS No. 158 requires companies to recognize changes in the funded status of a defined benefit postretirement plan in the year that the changes occur and those changes will be reported in comprehensive income. The provision of SFAS No. 158 that will require us to recognize the funded status of our postretirement plans, and the disclosure requirements, will be effective for us as of December 31, 2006. We do not expect that the adoption of SFAS No. 158 will have a material impact on our consolidated financial statements.

In February 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115" (hereinafter "SFAS No. 159"). This statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This statement is expected to expand the use of fair value measurement, which is consistent with the Board's long-term measurement objectives for accounting for financial instruments. This statement is effective as of the beginning of an entity's first fiscal year that begins after November 15, 2007, although earlier adoption is permitted. Management has not determined the effect that adopting this statement would have on the Company's financial condition or results of operations.

                           TEEN EDUCATION GROUP, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                          NOTES TO FINANCIAL STATEMENTS


NOTE 1.  NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

In December 2007, the FASB issued SFAS 141(R), "Business Combinations-- a replacement of FASB Statement No. 141." This Statement replaces SFAS 141, "Business Combinations," and requires an acquirer to recognize the assets acquired, the liabilities assumed, including those arising from contractual contingencies, any contingent consideration, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions specified in the statement. SFAS 141(R) also requires the acquirer in a business combination achieved in stages (sometimes referred to as a step acquisition) to recognize the identifiable assets and liabilities, as well as the noncontrolling interest in the acquiree, at the full amounts of their fair values (or other amounts determined in accordance with SFAS 141(R)). In addition, SFAS 141(R)'s requirement to measure the noncontrolling interest in the acquiree at fair value will result in recognizing the goodwill attributable to the noncontrolling interest in addition to that attributable to the acquirer. SFAS 141(R) amends SFAS No. 109, "Accounting for Income Taxes," to require the acquirer to recognize changes in the amount of its deferred tax benefits that are recognizable because of a business combination either in income from continuing operations in the period of the combination or directly in contributed capital, depending on the circumstances. It also amends SFAS 142, "Goodwill and Other Intangible Assets," to, among other things, provide guidance on the impairment testing of acquired research and development intangible assets and assets that the acquirer intends not to use. SFAS 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. We are currently assessing the potential impact that the adoption of SFAS 141(R) could have on our financial statements.

In December 2007, the FASB issued SFAS 160, "Noncontrolling Interests in Consolidated Financial Statements." SFAS 160 amends Accounting Research Bulletin 51, "Consolidated Financial Statements," to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It also clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS 160 also changes the way the consolidated income statement is presented by requiring consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest. It also requires disclosure, on the face of the consolidated statement of income, of the amounts of consolidated net income attributable to the parent and to the noncontrolling interest. SFAS 160 requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated and requires expanded disclosures in the consolidated financial statements that clearly identify and distinguish between the interests of the parent owners and the interests of the noncontrolling owners of a subsidiary. SFAS 160 is effective for fiscal periods, and interim periods within those fiscal years, beginning on or after December 15, 2008. We are currently assessing the potential impact that the adoption of SFAS 141(R) could have on our financial statements.

                           TEEN EDUCATION GROUP, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                          NOTES TO FINANCIAL STATEMENTS


NOTE 2.  STOCKHOLDERS' EQUITY

COMMON STOCK

The authorized common stock of the Company consists of 100,000,000 shares with par value of $0.001. On April 17, 2007 the Company authorized and issued 2,000,000 shares of its $.001 par value common stock in consideration of $5,000 in cash.

On December 12, 2007 the Company initiated an SB-2 offering, selling 250,000 common shares at $0.10 per share, raising $25,000. On December 21, 2007 the offering was completed. The 250,000 common shares were delivered December 31, 2007.

The authorized preferred stock of the Company consists of 5,000,000 shares with a par value of $.001. The Company has no preferred stock issued or outstanding.

NET LOSS PER COMMON SHARE

Net loss per share is calculated in accordance with SFAS No. 128, "EARNINGS PER SHARE." The weighted-average number of common shares outstanding during each period is used to compute basic loss per share. Diluted loss per share is computed using the weighted averaged number of shares and dilutive potential common shares outstanding. Dilutive potential common shares are additional common shares assumed to be exercised.

Basic net loss per common share is based on the weighted average number of shares of common stock outstanding of 2,000,000 during 2007 and since inception. As of December 31, 2007 and since inception, the Company had no dilutive potential common shares.

                          TEEN EDUCATION GROUP, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                          NOTES TO FINANCIAL STATEMENTS


NOTE 3.  INCOME TAXES

We did not provide any current or deferred U.S. federal income tax provision or benefit for any of the periods presented because we have experienced operating losses since inception. Per Statement of Accounting Standard No. 109 - Accounting for Income Tax and FASB Interpretation No. 48 - Accounting for Uncertainty in Income Taxes an interpretation of FASB Statement No.109, when it is more likely than not that a tax asset cannot be realized through future income the Company must allow for this future tax benefit. We provided a full valuation allowance on the net deferred tax asset, consisting of net operating loss carryforwards, because management has determined that it is more likely than not that we will not earn income sufficient to realize the deferred tax assets during the carryforward period.

The components of the Company's deferred tax asset as of December 31, 2007 are as follows:

                                               2007
                                             ________

       Net operating loss carryforward       $  3,191
       Valuation allowance                     (3,191)
                                             ________
       Net deferred tax asset                $      0
                                             ========

A reconciliation of income taxes computed at the statutory rate to the income tax amount recorded is as follows:

                                                            Since
                                               2007       Inception
                                             ________     _________

       Tax at statutory rate (35%)           $  3,191     $  3,191
       Increase in valuation allowance         (3,191)      (3,191)
                                             ________     ________
       Net deferred tax asset                $      0     $      0
                                             ========     ========

The net federal operating loss carry forward will expire in 2027. This carry forward may be limited upon the consummation of a business combination under IRC
Section 381.

NOTE 4.  RELATED PARTY TRANSACTIONS

The Company neither owns nor leases any real or personal property. An officer or resident agent of the corporation provides office services without charge. Such costs are immaterial to the financial statements and accordingly, have not been reflected therein. The officers and directors for the Company are involved in other business activities and may, in the future, become involved in other business opportunities. If a specific business opportunity becomes available, such persons may face a conflict in selecting between the Company and their other business interest. The Company has not formulated a policy for the resolution of such conflicts.

The Company has incurred costs while seeking additional capital through a merger with an existing company. An officer of the Company has advanced funds on behalf of the Company to pay for these costs. These funds have been advanced interest free. As of December 31, 2007, the Company owed officers $5,118.

NOTE 5.  WARRANTS AND OPTIONS

There are no warrants or options outstanding to acquire any additional shares of common stock of the Company.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None


ITEM 9A.  CONTROLS AND PROCEDURES.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

     Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the 1934 Act or the 1934 Act. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this annual report.

Management's Report on Internal Control Over Financial Reporting

     Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in 1934 Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our President and Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in INTERNAL CONTROL - INTEGRATED FRAMEWORK issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in INTERNAL CONTROL -- INTEGRATED FRAMEWORK, our management concluded that our internal control over financial reporting was effective as of December 31, 2007.

Changes in Internal Control Over Financial Reporting

     There was no change in our internal control over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Teen Education Group, Inc.

     We have audited Teen Education Group, Inc.'s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Teen Education Group, Inc.'s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.

     We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

     A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

     Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

     In our opinion, Teen Education Group, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the COSO criteria.

     We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the balance sheets as of December 31, 2007 and 2006, and the related statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2007 of Teen Education Group, Inc. and our report dated March 14, 2008 expressed a qualified opinion on matters other than those involving controls and procedures.

Very truly yours,

/s/  KYLE L. TINGLE, CPA
________________________
     Kyle L. Tingle, CPA


ITEM 9B.  OTHER INFORMATION.

     We have no information that we would have been required to disclose in a report on Form 8-K during a fourth quarter of the year covered by this Form 10-K.

                                    PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE.

     The members of our Board of Directors serve until the next annual meeting of the stockholders, or until their successors have been elected. The officers serve at the pleasure of the Board of Directors. Information as to our current sole director and executive officer of the Company is as follows:


     Name                          Ages                     Position

     Robert L. Wilson               39      President, Chief Executive Officer,
     70707 Frank Sinatra Drive              Secretary, Treasurer, Chief
     Unit 59                                Financial Officer and Director
     Rancho Mirage, CA 90067

Robert L. Wilson's background information is as follows:

Innovation Treatment Centers, Inc.
1991-Present-Assistant Administrator/CFO/Child Care Worker

Duties include Board of Directors Meetings, cash disbursements, receipt journals, set up computer programs, purchases, setting up and preparing books through financial statements for the Board of Directors and Auditor, staff scheduling, hiring, training and terminating staff, evaluate staff, preparing time cards, interact with residents, staff and family members, conduct milieu group therapy, supervise child related expenditures, coordinate recreational activities, attend IEPs, consult with therapists, social workers, psychiatrists, and licensing, coordinate family visits, organize medication trainings with pharmacy. Ensure that treatment and maintenance of facility adheres to and exceeds all standards as set forth by ITC and Title XXII and contractual obligations. Monitor log entries and incident reports. Oversee maintaining the building and grounds and equipment.

FEMA
2003-Present-Administrative Officer- Duties payroll paperwork and employee paperwork are done correctly and turned in to the proper departments, coordinate staff and deploy accordingly, logistical support, handle arrangements for lodging, food travel, vehicles and supplies. Interact with other agencies local, state and federal. Supervise team and make sure that everyone is safe and accounted for all personnel.

Wilson Schools
2002-2005-Administration/Accountant- Duties include preparing financials, supervising staff, interact with students, prepare work schedules, prepare billing paperwork, prepare payroll, hire employees, file paperwork with state agencies, employee evaluations, staff trainings.

     Officers and directors may be deemed parents and promoters of the Company as those terms are defined by the Securities Act of 1933, as amended. All directors hold office until the next annual stockholders' meeting or until their death, resignation, retirement, removal, disqualification, or until their successors have been elected and qualified. Our officers serve at the will of the Board of Directors.

     There are no agreements or understandings for any officer or director of the Company to resign at the request of another person and Robert L. Wilson is not acting on behalf of or will act at the direction of any other person.

     We have checked the box provided on the cover page of this Form to indicate that there is no disclosure in this form of reporting person delinquencies in response to Item 405 of Regulation S-B.

Board Meeting.

     Our board held four (4) meetings during the period covered by this annual report.

Audit Committee.

     Our board of directors has not established an audit committee. In addition, we do not have any other compensation or executive or similar committees. We will not, in all likelihood, establish an audit committee until such time as the Company generates a positive cash flow of which there can be no assurance. We recognize that an audit committee, when established, will play a critical role in our financial reporting system by overseeing and monitoring management's and the independent auditors' participation in the financial reporting process. At such time as we establish an audit committee, its additional disclosures with our auditors and management may promote investor confidence in the integrity of the financial reporting process.

     Until such time as an audit committee has been established, the full board of directors will undertake those tasks normally associated with an audit committee to include, but not by way of limitation, the (i) review and discussion of the audited financial statements with management, and (ii) discussions with the independent auditors the matters required to be discussed by the Statement On Auditing Standards No. 61 and No. 90, as may be modified or supplemented.

Code of Ethics.

     We have adopted a code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer and persons performing similar functions. The code of ethics will be posted on the investor relations section of the Company's website in the event that we have a website. At such time as we have posted the code of ethics on our website, we intend to satisfy the disclosure requirements under Item 10 of Form 8-K regarding an amendment to, or waiver from, a provision of the code of ethics by posting such information on the website.

ITEM 11.  EXECUTIVE COMPENSATION.

     None of the our officers and/or directors receive any compensation for their respective services rendered to the Company, nor have they received such compensation in the past. They all have agreed to act without compensation until authorized by the Board of Directors, which is not expected to occur until we have generated revenues from operations after consummation of a merger or acquisition. As of the date of this report, we have no funds available to pay directors. Further, none of the directors are accruing any compensation pursuant to any agreement with us.

     We have not adopted any retirement, pension, profit sharing, stock option or insurance programs or other similar programs for the benefit of our directors, officers and/or employees.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Security Ownership of Certain Beneficial Owners.

     The following table sets forth the security and beneficial ownership for each class of equity securities of the Company for any person who is known to be the beneficial owner of more than five percent of the Company.

                  Name and
                  Address of                 Amount and
                  Beneficial                 Nature of        Percent
Title of Class       Owner                   Ownership (*)    of Class
______________________________________________________________________

Common            Robert L. Wilson            2,000,000          89%
                  70707 Frank Sinatra Drive
                  Unit 59
                  Rancho Mirage, CA 90067

Common            All Officers and            2,000,000          89%
                  Directors as a Group
                  (one [1] individual)

          (*)  Record and Beneficial Ownership

     The total of the Company's outstanding Common Stock are held by 26 persons.

          (b)  Security Ownership of Management.

     The following table sets forth the ownership for each class of equity securities of the Company owned beneficially and of record by all directors and officers of the Company.

                  Name and
                  Address of                 Amount and
                  Beneficial                 Nature of        Percent
Title of Class       Owner                   Ownership (*)    of Class
______________________________________________________________________

Common            Robert L. Wilson            2,000,000          89%
                  70707 Frank Sinatra Drive
                  Unit 59
                  Rancho Mirage, CA 90067

Common            All Officers and            2,000,000          89%
                  Directors as a Group
                  (one [1] individual)

          (*)  Record and Beneficial Ownership

          (c)  Ownership and Change in Control.


     Each of the security ownership by the beneficial owners and by management is also the owner of record for the like number of shares.

     There are currently no arrangements that would result in a change in our control.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

     There have been no related party transactions, or any other transactions or relationships required to be disclosed pursuant to Item 404 of Regulation S-B.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit and Non-Audit Fees

                           Fiscal Year Ended
                           December 31, 2007
____________________________________________

Audit Fees                      $1,800

Audit Related Fees                   0

Tax Fees                           150

All Other Fees                    None

Pre Approval of Services by the Independent Auditor

     The Board of Directors has established policies and procedures for the approval and pre approval of audit services and permitted non-audit services. The Board has the responsibility to engage and terminate the Company's independent registered public accountants, to pre-approve their performance of audit services and permitted non-audit services and to review with the Company's independent registered public accountants their fees and plans for all auditing services. All services provided by and fees paid to Kyle A. Tingle in 2007 were pre-approved by the Board of Directors.

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

     There are no reports on Form 8-K incorporated herein by reference.

     The following documents are filed as part of this report:

                  23.1 Consent of Kyle L. Tingle, CPA.

                  31.1 Certification of Chief Executive Officer.

                  31.2 Certification of Chief Financial Officer.

                  32.1 Section 906 Certification.

                  32.2 Section 906 Certification.

                                   SIGNATURES


     Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the Company has duly caused this Form 10-KSB to be signed on its behalf by the undersigned, thereunto duly authorized.



Date: April 14, 2008               TEEN EDUCATION GROUP, INC.



                                   By: /s/ ROBERT L. WILSON
                                   _____________________________________________
                                           Robert L. Wilson
                                           President (Principal Executive
                                           Officer), Director


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Date: April 14, 2008               TEEN EDUCATION GROUP, INC.



                                   By: /s/ ROBERT L. WILSON
                                   _____________________________________________
                                           Robert L. Wilson
                                           Principal Financial Officer