Form 10-K/A
period 2007-12-31
Teen Education Group, Inc.
filed 2008-04-29
CIK 1413581

Commission File No. 333-147045


                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549


                                    FORM 10-K
                                  Amendment #1


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

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes [X] No [ ]

     The aggregate market value of the Registrant's Common Stock held by non-affiliates of the Registrant (without admitting that any person whose shares are not included in such calculation is an affiliate) computed by reference to the price at which the common stock was last sold as of the last business day of the Registrant's most recently completed second fiscal quarter was $0.

     As of April 29, 2008, the Registrant had 2,250,000 shares of Common Stock, $.001 par value, issued and outstanding.

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



Date: April 29, 2008               TEEN EDUCATION GROUP, INC.



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


Date: April 29, 2008               TEEN EDUCATION GROUP, INC.



                                   By: /s/ ROBERT L. WILSON
                                   _____________________________________________
                                           Robert L. Wilson
                                           Principal Financial Officer