Form 10-Q
period 2008-03-31
Teen Education Group, Inc.
filed 2008-05-13
CIK 1413581

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2008.

                                       OR

/ / TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE TRANSITION FROM _______ TO ________.


                       COMMISSION FILE NUMBER: 333-147045


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


                                       N/A
                 ______________________________________________
                 (Former name, former address and former fiscal
                      year, if changed since last report.)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes / / No /X/

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes /X/ No / /

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

        At March 31, 2008, and as of the date hereof, there were outstanding 5,000,000 shares of the Registrant's Common Stock, $.001 par value.

Transitional Small Business Disclosure Format: Yes / / No /X/

                                     PART I

                              FINANCIAL INFORMATION


ITEM 1.  Financial Statements



                           TEEN EDUCATION GROUP, INC.
                        (A Development Stage Enterprise)


                                 MARCH 31, 2008
                                DECEMBER 31, 2007

                           TEEN EDUCATION GROUP, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                                    CONTENTS




____________________________________________________________________________

FINANCIAL STATEMENTS

   Balance Sheets                                                         5

   Statements of Operations                                               6

   Statements of Stockholders' Equity                                     7

   Statements of Cash Flows                                               8

   Notes to Financial Statements                                       9-13
____________________________________________________________________________


                           TEEN EDUCATION GROUP, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                                 BALANCE SHEETS

                                                        March 31,     December 31,
                                                             2008             2007
                                                        _________     ____________
                                     ASSETS
CURRENT ASSETS
     Cash                                               $  26,002       $ 26,002
                                                        _________       ________

            Total current assets                        $  26,002       $ 26,002
                                                        _________       ________

                   Total assets                         $  26,002       $ 26,002
                                                        =========       ========

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
     Accounts payable                                   $   2,100       $      0
     Officers advances                                      6,118          5,118
                                                        _________       ________

            Total current liabilities                   $   8,218       $  5,118
                                                        _________       ________

STOCKHOLDERS' EQUITY
     Preferred stock: $.001 par value;
        authorized 5,000,000 shares; none issued
        and outstanding at March 31, 2008 and
        December 31, 2007.                                      0              0
     Common stock: $.001 par value;
        authorized 100,000,000 shares; issued
        and outstanding: 2,250,000 shares at
        March 31, 2008 and December 31, 2007                2,250          2,250
     Additional paid-in capital                            27,750         27,750
     Accumulated deficit during development stage         (12,216)        (9,116)
                                                        _________       ________

            Total stockholders' equity                  $  17,784       $ 20,884
                                                        _________       ________
                   Total liabilities and
                   stockholders' equity                 $  26,002       $ 26,002
                                                        =========       ========

                 See Accompanying Notes to Financial Statements.


                           TEEN EDUCATION GROUP, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                            STATEMENTS OF OPERATIONS

                                                                         Apr. 19, 2006
                                    Quarter Ended        Year Ended      (inception) to
                                        March 31,      December 31,           March 31,
                                             2008              2007                2008
                                     ____________      ____________      ______________

Revenues                              $        0        $        0         $        0

Cost of revenue                                0                 0                  0
                                      __________        __________         __________

           Gross profit               $        0        $        0         $        0

General, selling and
   administrative expenses                 3,100             9,118             12,218
                                      __________        __________         __________
           Operating loss             $   (3,100)       $   (9,118)        $  (12,218)

Interest income                                0                 2                  2
                                      __________        __________         __________

   Net loss                           $   (1,997)       $  (17,446)        $  (12,216)
                                      ==========        ==========         ==========


   Net loss per share, basic
   and diluted                        $    (0.00)       $    (0.00)
                                      ==========        ==========

   Average number of shares
   of common stock outstanding         2,250,000         2,250,000
                                      ==========        ==========



                 See Accompanying Notes to Financial Statements.


                           TEEN EDUCATION GROUP, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                        STATEMENTS OF STOCKHOLDERS'EQUITY

                                                                           Accumulated
                                                                             Deficit
                                      Common Stock          Additional       During
                                  _____________________      Paid-In       Development
                                   Shares       Amount       Capital          Stage         Total
                                  _________     _______     __________     ___________     ________

April 17, 2007, issue
  common stock                    2,000,000     $ 2,000      $  3,000        $      0      $  5,000
December 27, 2007, issued
  SB-2 common stock                 250,000         250        24,750               0        25,000
Net loss, December 31, 2007                                                    (9,116)       (9,116)
                                  _________     _______      ________        ________      ________
Balance, December 31, 2007        2,250,000     $ 2,250      $ 27,750        $ (9,116)     $ 20,884
Net loss, March 31, 2008                                                       (3,100)       (3,100)
                                  _________     _______      ________        ________      ________
Balance, March 31, 2008           2,250,000     $ 2,250      $ 27,750        $(12,216)     $ 17,784
                                  =========     =======      ========        ========      ========




                 See Accompanying Notes to Financial Statements.


                           TEEN EDUCATION GROUP, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                            STATEMENTS OF CASH FLOWS

                                                                                       Apr. 19, 2006
                                                 Quarter Ended        Year Ended      (inception) to
                                                     March 31,      December 31,           March 31,
                                                          2008              2007                2008
                                                 _____________      ____________      ______________

Cash Flows From
Operating Activities
    Net loss                                        $(3,100)          $ (9,116)          $(12,216)
    Adjustments to reconcile net loss
    to cash used in operating activities:
    Changes in assets and liabilities
    Increase (decrease) in accounts payable           2,100                  0              2,100
                                                    _______           ________           ________
         Net cash used in
            operating activities                    $(1,000)          $ (9,116)          $(10,116)
                                                    _______           ________           ________
Cash Flows From
Investing Activities                                $     0           $      0           $      0
                                                    _______           ________           ________
Cash Flows From
Financing Activities
    Issuance of common stock                        $     0           $ 30,000           $ 30,000
    Increase in officer advances                      1,000              5,118              6,118
                                                    _______           ________           ________
         Net cash provided by
            financing activities                    $ 1,000           $ 35,118           $ 36,118
                                                    _______           ________           ________
         Net increase (decrease)
            in cash                                 $     0           $ 26,002           $ 26,002

Cash, beginning of period                            26,002                  0                  0
                                                    _______           ________           ________

Cash, end of period                                 $26,002           $ 26,002           $ 26,002
                                                    =======           ========           ========

Supplemental Information and Non-monetary
Transactions:

Interest paid                                       $     0           $      0           $      0
                                                    =======           ========           ========

Taxes paid                                          $     0           $      0           $      0
                                                    =======           ========           ========



                 See Accompanying Notes to Financial Statements.

                           TEEN EDUCATION GROUP, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                          NOTES TO FINANCIAL STATEMENTS


NOTE 1.  NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

NATURE OF BUSINESS:

Teen Education Group, Inc. ("Company") was organized April 16, 2007 under the laws of the State of Delaware. The Company currently has no operations and in accordance with Statement of Financial Accounting Standard (SFAS) No. 7, "ACCOUNTING AND REPORTING BY DEVELOPMENT STAGE ENTERPRISES," is considered a Development Stage Enterprise.

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

CASH

For the Statements of Cash Flows, all highly liquid investments with maturity of three months or less are considered to be cash equivalents. The Company had $26,002 in an interest bearing savings account as of March 31, 2008. The account is federally insured.

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

                           TEEN EDUCATION GROUP, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                          NOTES TO FINANCIAL STATEMENTS


NOTE 1.  NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

RECENT ACCOUNTING PRONOUNCEMENTS


SFAS NO. 141R

In November 2007, the FASB issued SFAS No. 141R, "Business Combinations -- a replacement of FASB Statement No. 141", which continues to require that all business combinations be accounted for by applying the acquisition method. Under the acquisition method, the acquirer recognizes and measures the identifiable assets acquired, the liabilities assumed, and any contingent consideration and contractual contingencies, as a whole, at their fair value as of the acquisition date. Under SFAS No. 141R, all transaction costs are expensed as incurred. SFAS No. 141R rescinds EITF 93-7. Under EITF 93-7, the effect of any subsequent adjustments to uncertain tax positions were generally applied to goodwill, except for post-acquisition interest on uncertain tax positions, which was recognized as an adjustment to income tax expense. Under SFAS No. 141R, all subsequent adjustments to these uncertain tax positions that otherwise would have impacted goodwill will be recognized in the income statement. The guidance in SFAS No. 141R will be applied prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning after December 15, 2008.

SFAS NO. 157

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" ("SFAS No. 157"). SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosure about fair value measurements. SFAS No. 157 is effective for financial assets and liabilities in fiscal years beginning after November 15, 2007 and for nonfinancial assets and liabilities in fiscal years beginning after March 15, 2008. We do not expect the adoption of SFAS No. 157 to have a material impact on our consolidated financial statements.

SFAS NO. 159

In February 2007, FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities," which provides the option to report certain financial assets and liabilities at fair value, with the intent to mitigate volatility in financial reporting that can occur when related assets and liabilities are recorded on different bases. SFAS No. 159 amends FASB Statement No. 95, "Statement of Cash Flows" ("SFAS No. 95") and FASB Statement No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS No. 115"). SFAS No. 159 specifies that cash flows from trading securities, including securities for which an entity has elected the fair value option, should be classified in the statement of cash flows based on the nature of and purpose for which the securities were acquired. Before this amendment, SFAS No. 95 and SFAS No. 115 specified that cash flows from trading securities must be classified as cash flows from operating activities. This statement is effective for us beginning January 1, 2008. Upon adoption, we will reclassify proceeds from sales of trading securities within our statement of cash flows as an investing activity. We do not expect any of the other provisions of SFAS No. 159 to have a material impact on our consolidated financial statements.

                           TEEN EDUCATION GROUP, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                          NOTES TO FINANCIAL STATEMENTS


NOTE 1.  NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)


SFAS NO. 160

In November 2007, the FASB issued SFAS No. 160, "Accounting and Reporting of Noncontrolling Interest" ("SFAS No. 160"). SFAS No. 160 requires that a noncontrolling interest (previously referred to as a minority interest) be separately reported in the equity section of the consolidated entity's balance sheet. SFAS No. 160 also established accounting and reporting standards for: (i) ownership interests in subsidiaries held by parties other than the parent, (ii) the amount of consolidated net income attributable to the parent and to the noncontrolling interest, (iii) changes in a parent's ownership interest and (iv) the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. SFAS No. 160 is effective for us beginning January 1, 2009. We are currently assessing the potential impact that the adoption of SFAS No. 160 will have on our consolidated financial statements.

EITF ISSUE NO. 06-10

In March 2007, the EITF reached a consensus on EITF Issue No. 06-10, "Accounting for Deferred Compensation and Postretirement Benefit Aspects of Collateral Assignment Split-Dollar Life Insurance Arrangements" ("EITF 06-10"). EITF 06-10 provides that an employer should recognize a liability for the postretirement benefit related to collateral assignment split-dollar life insurance arrangements in accordance with either SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions," or APB No. 12, "Omnibus Opinion." We expect to record a liability of approximately $130 million related to the adoption of EITF 06-10 as of January 1, 2008, by an adjustment to retained earnings.

NOTE 2.  STOCKHOLDERS' EQUITY

COMMON STOCK

The authorized common stock of the Company consists of 100,000,000 shares with par value of $0.001. On April 17, 2007 the Company authorized and issued 2,000,000 shares of its $.001 par value common stock in consideration of $5,000 in cash.

On December 12, 2007 the Company initiated an SB-2 offering, selling 250,000 common shares at $0.10 per share, raising $25,000. On December 12, 2007 the offering was completed. The 250,000 common shares were delivered December 31, 2007.

PREFERRED STOCK

The authorized preferred stock of the Company consists of 5,000,000 shares with a par value of $.001. No preferred shares are issued or outstanding.

                           TEEN EDUCATION GROUP, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                          NOTES TO FINANCIAL STATEMENTS



NOTE 2.  STOCKHOLDERS' EQUITY (CONTINUED)

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

Basic net loss per common share is based on the weighted average number of shares of common stock outstanding of 2,000,000 during 2008 and since inception. As of March 31, 2008 and December 31, 2007 and since inception, the Company had no dilutive potential common shares.

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

The components of the Company's deferred tax asset as of December 31, 2007 are as follows:

                                      2007
                                    ________

       Net operating loss           $  3,191
       Valuation allowance            (3,191)
                                    ________

       Net deferred tax asset       $      0
                                    ========

                           TEEN EDUCATION GROUP, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                          NOTES TO FINANCIAL STATEMENTS


NOTE 3. INCOME TAXES (CONTINUED)

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
                                             ========        ========


The net federal operating loss carry forward will expire between 2016 and 2027. This carry forward may be limited upon the consummation of a business combination under IRC Section 381.

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

The Company has incurred costs while seeking additional capital through a merger with an existing company. An officer of the Company has advanced funds on behalf of the Company to pay for these costs. These funds have been advanced interest free. As of March 31, 2008 and December 31, 2007, the company owed officers $5,118 and $6,118 respectively.

NOTE 5.  WARRANTS AND OPTIONS

There are no warrants or options outstanding to acquire any additional shares of common stock of the Company.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Generally.

     Teen Education Group, Inc. ("Teen") was incorporated on April 19, 2006 in the State of Delaware.

Principal Services.

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

Financial Condition.

     Since we have had a limited operating history and have not achieved any revenues or earnings from operations, with limited significant assets and financial resources, we will in all likelihood sustain operating expenses without corresponding revenues, at least until we commence our educational activities.

Liquidity.

     As of December 31, 2007, we had assets of $26,002 and total liabilities of $8,584 and we had a net worth of $20,844. As of March 31, 2008, we had $26,002 in assets and total liabilities of $8,218 and a net worth of $17,784.

     We have had no revenues from inception through December 31, 2007 and we had no revenues for the period ended March 31, 2008. We have a loss from inception through December 31, 2007 of $9,116 and a loss from inception through March 31, 2008 of $12,216.

     We have officer's advances of $5,118 from inception to December 31, 2007 and $6,118 as at March 31, 2008.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     Not applicable to smaller reporting companies.

ITEM 4.  CONTROLS AND PROCEDURES.

     Internal control over financial reporting refers to the process designed by, or under the supervision of, our Chief Executive Officer and Chief Financial Officer, and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles, and includes those policies and procedures that:

     o Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

     o Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorization of our management and directors; and

     o Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisitions, use or disposition of our assets that could have a material effect on the financial statements.

     Internal control over financial reporting cannot provide absolute assurance of achieving financial reporting objectives because of its inherent limitations. It is a process that involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures. It also can be circumvented by collusion or improper management override.

     Because of such limitations, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process certain safeguards to reduce, thought not eliminate, this risk. Management is responsible for establishing and maintaining adequate internal control over our financial reporting. To avoid segregation of duty due to management accounting size, management had engaged an outside CPA to assist in the financial reporting.

     Management has used the framework set forth in the report entitled Internal Control - Integrated Framework published by the Committee of Sponsoring Organizations of the Treadway Commission, known as COSO, to evaluate the effectiveness of our internal control over financial reporting. Based upon this assessment, management has concluded that our internal control over financial reporting was effective as of and for the year ended December 31, 2007 with the following exceptions:

     o As a part of our year end review of our disclosure controls and procedures, we determined that several of our procedures require additional documentation; no sufficient testing where conducted and further segregation of duties needs to be put in place. It is our belief that those control procedures are being performed, however documentation of their execution is not available. We are implementing additional documentation procedures in order to address this weakness.

     Management has concluded that other than as described above, our internal control over financial reporting was effective as of and for the year ended December 31, 2007 and the current quarter then ended.

     The Company is not an "accelerated filer" for the 2007 fiscal year because it is qualified as a "small business issuer". Hence, under current law, the internal controls certification and attestation requirements of Section 404 of the Sarbanes-Oxley act will not apply to the Company.

                                     PART II

                                OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS .................................................None

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

     We should have sufficient capital to meet our operating expenses for the next nine (9) months. After that time, we will either need to raise additional funds or realize additional revenue from our business activities to meet our cash requirements. There can be no guarantee that we will be successful in securing additional financing should the need arise.

     Our inability to fund our operations will impede our growth and operating results and may also result in a loss of your investment.

3. Failure to secure additional financing may result in termination of Teen's operations and eliminate any value in Teen's stock.

     We may require additional financing in order to establish profitable operations. Such financing, if required, may not be forthcoming. Even if additional financing is available, it may not be available on terms we find favorable. Failure to secure the needed additional financing will have a very serious, if not fatal, effect on our ability to survive. As of March 31, 2008, we had cash of $26,002, liabilities of $8,218 and our losses to that date totaled $12,216.

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

ITEM 2 - Unregistered Sales of Equity Securities and Use Proceeds...........None

ITEM 3 - Defaults Upon Senior Securities....................................None

ITEM 4 - Submission of Matter to a Vote of Security Holders.................None

ITEM 5 - Other Information

Board Meeting.

     Our board held one meeting during the period covered by this current report.

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

Code of Ethics.

     We have adopted a code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer and persons performing similar functions. The code of ethics will be posted on the investor relations section of the Company's website. At such time as we have posted the code of ethics on our website, we intend to satisfy the disclosure requirements in our Form 8-K regarding an amendment to, or waiver from, a provision of the code of ethics by posting such information on the website.

ITEM 6 - Exhibits

     There were no reports on Form 8-K filed in the quarter for which this report is filed. The following exhibits are filed with this report:

     31.1 Rule 13a-14(a)/15d-14(a) - Certification of Chief Executive Officer.

     31.2 Rule 13a-14(a)/15d-14(a) - Certification of Chief Financial Officer.

     32.1 Section 1350 Certification - Chief Executive Officer.

     32.1 Section 1350 Certification - Chief Financial Officer.

                                   SIGNATURES


     In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



Dated: May 13, 2008

                                TEEN EDUCATION GROUP, INC.



                                By: /s/ ROBERT L. WILSON
                                    ____________________________________________
                                        Robert L. Wilson
                                        President (Principal Executive Officer),
                                        and Director



                                By: /s/ ROBERT L. WILSON
                                    ____________________________________________
                                        Robert L. Wilson
                                        Principal Financial Officer