Form 10-Q/A
period 2008-03-31
Teen Education Group, Inc.
filed 2008-05-16
CIK 1413581

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q/A
                                (Amendment No. 1)


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


Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes /X/ No / /

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

        At March 31, 2008, and as of the date hereof, there were outstanding 2,250,000 shares of the Registrant's Common Stock, $.001 par value.

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



Dated: May 15, 2008

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