Form 10-Q
period 2008-06-30
Teen Education Group, Inc.
filed 2008-07-31
CIK 1413581

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2008.

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

        At June 30, 2008, and as of the date hereof, there were outstanding 2,250,000 shares of the Registrant's Common Stock, $.001 par value.

Transitional Small Business Disclosure Format: Yes / / No /X/

                                     PART I

                              FINANCIAL INFORMATION


ITEM 1.  Financial Statements



                           TEEN EDUCATION GROUP, INC.
                        (A Development Stage Enterprise)


                                 June 30, 2008
                                DECEMBER 31, 2007

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
____________________________________________________________________________


                           TEEN EDUCATION GROUP, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                                 BALANCE SHEETS

                                                         June 30,     December 31,
                                                             2008             2007
                                                        _________     ____________
                                     ASSETS
CURRENT ASSETS
     Cash                                               $  26,002       $ 26,002
                                                        _________       ________

            Total current assets                        $  26,002       $ 26,002
                                                        _________       ________

                   Total assets                         $  26,002       $ 26,002
                                                        =========       ========

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
     Accounts payable                                   $       0       $      0
     Officers advances                                     10,155          5,118
                                                        _________       ________

            Total current liabilities                   $  10,155       $  5,118
                                                        _________       ________

STOCKHOLDERS' EQUITY
     Preferred stock: $.001 par value;
        authorized 5,000,000 shares; none issued
        and outstanding at June 30, 2008 and
        December 31, 2007.                                      0              0
     Common stock: $.001 par value;
        authorized 100,000,000 shares; issued
        and outstanding: 2,250,000 shares at
        June 30, 2008 and December 31, 2007                 2,250          2,250
     Additional paid-in capital                            27,750         27,750
     Accumulated deficit during development stage         (14,153)        (9,116)
                                                        _________       ________

            Total stockholders' equity                  $  15,847       $ 20,884
                                                        _________       ________
                   Total liabilities and
                   stockholders' equity                 $  26,002       $ 26,002
                                                        =========       ========

                 See Accompanying Notes to Financial Statements.


                           TEEN EDUCATION GROUP, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                            STATEMENTS OF OPERATIONS

                                                                         Apr. 19, 2006
                                    Quarter Ended        Year Ended      (inception) to
                                         June 30,      December 31,            June 30,
                                             2008              2007                2008
                                     ____________      ____________      ______________

Revenues                              $        0        $        0         $        0

Cost of revenue                                0                 0                  0
                                      __________        __________         __________

           Gross profit               $        0        $        0         $        0

General, selling and
   administrative expenses                 5,037             9,118             14,155
                                      __________        __________         __________
           Operating loss             $   (5,037)       $   (9,118)        $  (14,155)

Interest income                                0                 2                  2
                                      __________        __________         __________

   Net loss                           $   (5,037)       $   (9,116)        $  (14,153)
                                      ==========        ==========         ==========


   Net loss per share, basic
   and diluted                        $    (0.00)       $    (0.00)
                                      ==========        ==========

   Average number of shares
   of common stock outstanding         2,250,000         2,250,000
                                      ==========        ==========



                 See Accompanying Notes to Financial Statements.


                           TEEN EDUCATION GROUP, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                        STATEMENTS OF STOCKHOLDERS'EQUITY

                                                                           Accumulated
                                                                             Deficit
                                      Common Stock          Additional       During
                                  _____________________      Paid-In       Development
                                   Shares       Amount       Capital          Stage         Total
                                  _________     _______     __________     ___________     ________

April 17, 2007, issue
  common stock                    2,000,000     $ 2,000      $  3,000        $      0      $  5,000
December 27, 2007, issued
  SB-2 common stock                 250,000         250        24,750               0        25,000
Net loss, December 31, 2007                                                    (9,116)       (9,116)
                                  _________     _______      ________        ________      ________
Balance, December 31, 2007        2,250,000     $ 2,250      $ 27,750        $ (9,116)     $ 20,884
Net loss, June 30, 2008                                                        (5,037)       (5,037)
                                  _________     _______      ________        ________      ________
Balance, June 30, 2008            2,250,000     $ 2,250      $ 27,750        $(14,153)     $ 15,847
                                  =========     =======      ========        ========      ========




                 See Accompanying Notes to Financial Statements.


                           TEEN EDUCATION GROUP, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                            STATEMENTS OF CASH FLOWS

                                                                                       Apr. 19, 2006
                                                 Quarter Ended        Year Ended      (inception) to
                                                      June 30,      December 31,            June 30,
                                                          2008              2007                2008
                                                 _____________      ____________      ______________

Cash Flows From
Operating Activities
    Net loss                                        $(5,037)          $ (9,116)          $(14,153)
    Adjustments to reconcile net loss
    to cash used in operating activities:
    Changes in assets and liabilities
    Increase (decrease) in accounts payable               0                  0                  0
                                                    _______           ________           ________
         Net cash used in
            operating activities                    $(5,037)          $ (9,116)          $(14,153)
                                                    _______           ________           ________
Cash Flows From
Investing Activities                                $     0           $      0           $      0
                                                    _______           ________           ________
Cash Flows From
Financing Activities
    Issuance of common stock                        $     0           $ 30,000           $ 30,000
    Increase in officer advances                      5,037              5,118             10,155
                                                    _______           ________           ________
         Net cash provided by
            financing activities                    $ 5,037           $ 35,118           $ 40,155
                                                    _______           ________           ________
         Net increase (decrease)
            in cash                                 $     0           $ 26,002           $ 26,002

Cash, beginning of period                            26,002                  0                  0
                                                    _______           ________           ________

Cash, end of period                                 $26,002           $ 26,002           $ 26,002
                                                    =======           ========           ========

Supplemental Information and Non-monetary
Transactions:

Interest paid                                       $     0           $      0           $      0
                                                    =======           ========           ========

Taxes paid                                          $     0           $      0           $      0
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

CASH

For the Statements of Cash Flows, all highly liquid investments with maturity of three months or less are considered to be cash equivalents. The Company had $26,002 in an interest bearing savings account as of June 30, 2008. The account is federally insured.

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

On December 12, 2007 the Company initiated an SB-2 offering, selling 250,000 common shares at $0.10 per share, raising $25,000. On December 12, 2007 the offering was completed. The 250,000 common shares were delivered on December 31, 2007.

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

Basic net loss per common share is based on the weighted average number of shares of common stock outstanding of 2,000,000 during 2008 and since inception. As of June 30, 2008 and December 31, 2007 and since inception, the Company had no dilutive potential common shares.

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

The components of the Company's deferred tax asset as of December 31, 2007 are as follows:

                                                                       2007
                                                              ______________
                  Net operating loss                          $       3,191
                  Valuation allowance                                (3,191)
                                                              ______________
                  Net deferred tax asset                      $           0
                                                              ==============

                           TEEN EDUCATION GROUP, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                          NOTES TO FINANCIAL STATEMENTS


NOTE 3. INCOME TAXES (CONTINUED)

A reconciliation of income taxes computed at the statutory rate to the income tax amount recorded is as follows:


                                                      2007      Since Inception
                                             __________________________________
        Tax at statutory rate (35%)          $       3,191     $         3,191
        Increase in valuation allowance             (3,191)             (3,191)
                                             __________________________________
        Net deferred tax asset               $           0     $             0
                                             ==================================

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

The Company has incurred costs while seeking additional capital through a merger with an existing company. An officer of the Company has advanced funds on behalf of the Company to pay for these costs. These funds have been advanced interest free. As of June 30, 2008 and December 31, 2007, the company owed officers $10,155 and $5,118 respectively.


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

Liquidity.

     As of December 31, 2007, we had assets of $26,002 and total liabilities of $8,584 and we had a net worth of $20,844. As of June 30, 2008, we had $26,002 in assets and total liabilities of $10,155 and a net worth of $15,847.

     We have had no revenues from inception through December 31, 2007 and we had no revenues for the period ended June 30, 2008. We have a loss from inception through December 31, 2007 of $9,116 and a loss from inception through June 30, 2008 of $14,153.

     We have officer's advances of $5,118 from inception to December 31, 2007 and $10,155 as at June 30, 2008.

Shell Issues.

     On June 29, 2005, the Securities and Exchange Commission adopted final rules amending the Form S-8 and the Form 8-K for shell companies like us. The amendments expand the definition of a shell company to be broader than a company with no or nominal operations/assets or assets consisting of cash and cash equivalents, the amendments prohibit the use of a From S-8 (a form used by a corporation to register securities issued to an employee, director, officer, consultant or advisor, under certain circumstances), and revise the Form 8-K to require a shell company to include current Form 10 information, including audited financial statements, in the filing on Form 8-K that the shell company files to report the acquisition of the business opportunity. The rules are designed to assure that investors in shell companies that acquire operations or assets have access on a timely basis to the same kind of information as is available to investors in public companies with continuing operations.

     On February 15, 2008, the Securities and Exchange Commission adopted final rules amending Rule 144 (and Rule 145) for shell companies like us. The amendments currently in full force and effect provide that the current revised holding periods applicable to affiliates and non-affiliates is not now available for securities currently issued by either a reporting or non-reporting shell company, unless certain conditions are met. An investor will be able to resell securities issued by a shell company subject to Rule 144 conditions if the reporting or non-reporting issuer (i) had ceased to be a shell, (ii) is subject to the 1934 Act reporting obligations, (iii) has filed all required 1934 Act reports during the proceeding twelve months, and (iv) at least 90 days has elapsed from the time the issuer has filed the "Form 10 Information" reflecting the fact that it had ceased to be a shell company before any securities were sold Rule 144.

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

     We may require additional financing in order to establish profitable operations. Such financing, if required, may not be forthcoming. Even if additional financing is available, it may not be available on terms we find favorable. Failure to secure the needed additional financing will have a very serious, if not fatal, effect on our ability to survive. As of June 30, 2008, we had cash of $26,002, liabilities of $10,155 and our losses to that date totaled $14,153.

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

     There is no established public trading market for our securities. There can be no assurance that a market for our common stock will be established or that, if established, a market will be sustained. Therefore, if you purchase our securities you may be unable to sell them. Accordingly, you should be able to bear the financial risk of losing your entire investment. We have a listing on the OTC Bulletin Board and our symbol is TEDG.

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

ITEM 2 - Unregistered Sales of Equity Securities and Use Proceeds...........None

ITEM 3 - Defaults Upon Senior Securities....................................None

ITEM 4 - Submission of Matter to a Vote of Security Holders.................None

ITEM 5 - Other Information

Board Meeting.

     Our board held two (2) meetings during the period covered by this current report.

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



Dated: July 31, 2008

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