Form 10-Q
period 2008-09-30
Teen Education Group, Inc.
filed 2008-11-06
CIK 1413581

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2008.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes /X/ No / /

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

        At September 30, 2008, and as of the date hereof, there were outstanding 2,250,000 shares of the Registrant's Common Stock, $.001 par value.

Transitional Small Business Disclosure Format: Yes / / No /X/

                                     PART I

                              FINANCIAL INFORMATION


ITEM 1.  Financial Statements



                           TEEN EDUCATION GROUP, INC.
                        (A Development Stage Enterprise)



                                   UNAUDITED

                               SEPTEMBER 30, 2008
                                DECEMBER 31, 2007

                           TEEN EDUCATION GROUP, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                                    CONTENTS




____________________________________________________________________________

FINANCIAL STATEMENTS - UNAUDITED

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
____________________________________________________________________________


                           TEEN EDUCATION GROUP, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                                 BALANCE SHEETS

                                                        Unaudited          Audited
                                                    September 30,     December 31,
                                                             2008             2007
                                                    _____________     ____________
                                     ASSETS
CURRENT ASSETS
     Cash                                               $  26,002       $ 26,002
                                                        _________       ________

            Total current assets                        $  26,002       $ 26,002
                                                        _________       ________

                   Total assets                         $  26,002       $ 26,002
                                                        =========       ========

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
     Accounts payable                                   $       0       $      0
     Officers advances                                     10,512          5,118
                                                        _________       ________

            Total current liabilities                   $  10,512       $  5,118
                                                        _________       ________

STOCKHOLDERS' EQUITY
     Preferred stock: $.001 par value;
        authorized 5,000,000 shares; none issued
        and outstanding at September 30, 2008 and
        December 31, 2007.                                      0              0
     Common stock: $.001 par value;
        authorized 100,000,000 shares; issued
        and outstanding: 2,250,000 shares at
        September 30, 2008 and December 31, 2007            2,250          2,250
     Additional paid-in capital                            27,750         27,750
     Accumulated deficit during development stage         (14,510)        (9,116)
                                                        _________       ________

            Total stockholders' equity                  $  15,490       $ 20,884
                                                        _________       ________
                   Total liabilities and
                   stockholders' equity                 $  26,002       $ 26,002
                                                        =========       ========

                 See Accompanying Notes to Financial Statements.


                           TEEN EDUCATION GROUP, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                            STATEMENTS OF OPERATIONS
                                   UNAUDITED

                                                                         Apr. 19, 2006
                                Nine Months Ended        Year Ended      (inception) to
                                    September 30,      December 31,       September 30,
                                             2008              2007                2008
                                _________________      ____________      ______________

Revenues                              $        0        $        0         $        0

Cost of revenue                                0                 0                  0
                                      __________        __________         __________

           Gross profit               $        0        $        0         $        0

General, selling and
   administrative expenses                 5,394             9,118             14,512
                                      __________        __________         __________
           Operating loss             $   (5,394)       $   (9,118)        $  (14,512)

Interest income                                0                 2                  2
                                      __________        __________         __________

   Net loss                           $   (5,394)       $   (9,116)        $  (14,510)
                                      ==========        ==========         ==========


   Net loss per share, basic
   and diluted                        $    (0.00)       $    (0.00)
                                      ==========        ==========

   Average number of shares
   of common stock outstanding         2,250,000         2,250,000
                                      ==========        ==========



                 See Accompanying Notes to Financial Statements.


                           TEEN EDUCATION GROUP, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                        STATEMENTS OF STOCKHOLDERS'EQUITY
                                   UNAUDITED

                                                                           Accumulated
                                                                             Deficit
                                      Common Stock          Additional       During
                                  _____________________      Paid-In       Development
                                   Shares       Amount       Capital          Stage         Total
                                  _________     _______     __________     ___________     ________

April 17, 2007, issue
  common stock                    2,000,000     $ 2,000      $  3,000        $      0      $  5,000
December 27, 2007, issued
  SB-2 common stock                 250,000         250        24,250               0        25,000
Net loss, December 31, 2007                                                    (9,116)       (9,116)
                                  _________     _______      ________        ________      ________
Balance, December 31, 2007        2,250,000     $ 2,250      $ 27,750        $ (9,116)     $ 20,884
Net loss, September 30, 2008                                                   (5,394)       (5,394)
                                  _________     _______      ________        ________      ________
Balance, September 30, 2008       2,250,000     $ 2,250      $ 27,750        $(14,510)     $ 15,490
                                  =========     =======      ========        ========      ========




                 See Accompanying Notes to Financial Statements.


                           TEEN EDUCATION GROUP, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                            STATEMENTS OF CASH FLOWS
                                   UNAUDITED

                                                                                       Apr. 19, 2006
                                             Nine Months Ended        Year Ended      (inception) to
                                                 September 30,      December 31,       September 30,
                                                          2008              2007                2008
                                             _________________      ____________      ______________

Cash Flows From
Operating Activities
    Net loss                                        $(5,394)          $ (9,116)          $(14,510)
    Adjustments to reconcile net loss
    to cash used in operating activities:
    Changes in assets and liabilities
    Increase (decrease) in accounts payable               0                  0                  0
                                                    _______           ________           ________
         Net cash used in
            operating activities                    $(5,394)          $ (9,116)          $(14,510)
                                                    _______           ________           ________
Cash Flows From
Investing Activities                                $     0           $      0           $      0
                                                    _______           ________           ________
Cash Flows From
Financing Activities
    Issuance of common stock                        $     0           $ 30,000           $ 30,000
    Increase in officer advances                      5,394              5,118             10,512
                                                    _______           ________           ________
         Net cash provided by
            financing activities                    $ 5,394           $ 35,118           $ 40,512
                                                    _______           ________           ________
         Net increase (decrease)
            in cash                                 $     0           $ 26,002           $ 26,002

Cash, beginning of period                            26,002                  0                  0
                                                    _______           ________           ________

Cash, end of period                                 $26,002           $ 26,002           $ 26,002
                                                    =======           ========           ========

Supplemental Information and Non-monetary
Transactions:

Interest paid                                       $     0           $      0           $      0
                                                    =======           ========           ========

Taxes paid                                          $     0           $      0           $      0
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

CASH

For the Statements of Cash Flows, all highly liquid investments with maturity of three months or less are considered to be cash equivalents. The Company had $26,002 in an interest bearing savings account as of September 30, 2008. The account is federally insured.

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

Basic net loss per common share is based on the weighted average number of shares of common stock outstanding of 2,000,000 during 2008 and since inception. As of September 30, 2008 and December 31, 2007 and since inception, the Company had no dilutive potential common shares.

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

The Company has incurred costs while seeking additional capital through a merger with an existing company. An officer of the Company has advanced funds on behalf of the Company to pay for these costs. These funds have been advanced interest free. As of September 30, 2008 and December 31, 2007, the company owed officers $10,512 and $5,118 respectively.


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

     The current United States credit and financial crisis has had an adverse effect on our ability to attract students.

     We will earn our revenues by charging a fee for individuals to complete our training course. Our marketing has been directed to the parents of teenagers who understand that many young people fail in the management of the first consumer credit experience, establish bad financial management habits, and fail to take direction from their parents, who realize that it makes no sense for their teenager to learn by trial and error. Our instruction will include practical information preparing them in planning and understanding their financial future.

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

Liquidity.

     As of December 31, 2007, we had assets of $26,002 and total liabilities of $8,584 and we had a net worth of $20,844. As of September 30, 2008, we had $26,002 in assets and total liabilities of $5,118 and a net worth of $20,884.

     We have had no revenues from inception through December 31, 2007 and we had no revenues for the period ended September 30, 2008. We have a loss from inception through December 31, 2007 of $9,116 and a loss from inception through September 30, 2008 of $14,512.

     We have officer's advances of $5,118 from inception to December 31, 2007 and $10,512 as at September 30, 2008.

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

     We have recently commenced operations and, therefore, we are considered a "start-up" or "development stage" company. We have not yet owned and/or operated and/or provided any educational services. We will incur significant expenses in order to implement our business plan. As an investor, you should be aware of the difficulties, delays and expenses normally encountered by an enterprise in its development stage, many of which are beyond our control, including unanticipated developmental expenses, and advertising and marketing expenses. We cannot assure you that our proposed business plan will materialize or prove successful, or that we will ever be able to operate profitably. If we cannot operate profitably, you could lose your entire investment.

     Because of the current United States credit and financial crisis, we face the challenge of successfully implementing our business plan. There is, therefore, nothing at this time on which to base an assumption that our business will prove successful, and there is no assurance that we will be able to operate profitably if or when operations commence. You may lose your entire investment do to our lack of experience.

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

     We should have sufficient capital to meet our operating expenses for the next three (3) months. After that time, we will either need to raise additional funds or realize additional revenue from our business activities to meet our cash requirements. There can be no guarantee that we will be successful in securing additional financing should the need arise.

     Our inability to fund our operations will impede our growth and operating results and may also result in a loss of your investment.

3. Failure to secure additional financing may result in termination of Teen's operations and eliminate any value in Teen's stock.

     We may require additional financing in order to establish profitable operations. Such financing, if required, may not be forthcoming. Even if additional financing is available, it may not be available on terms we find favorable. Failure to secure the needed additional financing will have a very serious, if not fatal, effect on our ability to survive. As of September 30, 2008, we had cash of $26,002, liabilities of $10,155 and our losses to that date totaled $14,153.

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



Dated: November 5, 2008

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