Form 10-K
period 2008-12-31
Teen Education Group, Inc.
filed 2009-04-08
CIK 1413581

Commission File No. 333-147045


                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549


                                    FORM 10-K


/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934


                  For the Fiscal Year Ended: December 31, 2008


/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934


                     For the Transition Period From __ to __


                           TEEN EDUCATION GROUP, INC.
        _________________________________________________________________
        (Exact Name of Small Business Issuer as Specified in its Charter)


           Delaware                                              26-032648
_______________________________                              ___________________
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                              Identification No.)


    6767 Tropicana Avenue, Suite 207
           Las Vegas, Nevada                                            89103
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

     As of April 8, 2009, the Registrant had 2,250,000 shares of Common Stock, $.001 par value, issued and outstanding.

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

                                     PART I

ITEM 1.   BUSINESS.

Generally

     Teen was incorporated on April 16, 2007 in the State of Delaware.

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

     Further, we anticipate that our proposed instruction will also be useful in teaching the managing of the teenagers money, establish the basics of budgeting, savings and checking accounts, responsible borrowing and will extend to buying an automobile, renting an apartment and the responsible use of day to day credit. Further topics that will be addressed, include surrounding yourself with professionals in connection with starting and managing a small business, investing for the future, and basic knowledge on commencing a plan for retirement, although the retirement age is in the far distant future for the teenagers.

     Our proposed intensive two-week training will involve 20 hours of classroom instruction for groups of not to exceed 8 students. The instruction time will address the needs and requirements of each of the interested parties.

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

     We face the challenge of successfully implementing our business plan. There is, therefore, nothing at this time on which to base an assumption that our business will prove successful, and there is no assurance that we will be able to operate profitably. You may lose your entire investment due to our lack of experience.

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

     We plan to use any revenues received to support our plan of operations and to implement our sales and marketing. Many of the expenses associated with these activities are relatively fixed in the short-term. We may be unable to adjust spending quickly enough to offset unexpected revenue shortfalls. If so, our operational results will suffer.

     Our inability to fund our operations will impede our growth and operating results and may also result in a loss of your investment.

3. Failure to secure additional financing may result in termination of Teen's operations and eliminate any value in Teen's stock.

     We will require additional financing in order to establish profitable operations. Such financing may not be forthcoming. Even if additional financing is available, it may not be available on terms we find favorable. Failure to secure the needed additional financing will have a very serious, if not fatal, effect on our ability to survive. As of December 31, 2008, we had cash of $833, liabilities of $11,681 and our losses to that date totaled $40,848.

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

9. There is no active trading market for our Common Stock and you may have no ability to sell the shares.

     There is no established public trading market for our shares of Common Stock. There can be no assurance that a market for our Common Stock will be established or that, if established, a market will be sustained. Therefore, if you purchase our Common Stock you may be unable to sell them. Accordingly, you should be able to bear the financial risk of losing your entire investment.

     The OTC Bulletin Board is a market maker or dealer-driven system offering quotation and trading reporting capabilities - a regulated quotation service - that displays real-time quotes, last-sale prices, and volume information in OTC equity securities. The OTC Bulletin Board securities are not listed and traded on the floor of an organized national or regional stock exchanges. Instead, OTC Bulletin Board securities transactions are conducted through a telephone and computer network connecting market makers or dealers in stocks.

15. Our Common Stock may be subject to significant restriction on resale due to federal penny stock restrictions.

     The Securities and Exchange Commission has adopted rules that regulate broker or dealer practices in connection with transactions in penny stocks. Penny stocks generally are equity securities with a price of less than $5.00 (other than securities registered on certain national securities exchanges or quoted on the Nasdaq system, provided that current price and volume information with respect to transactions in such securities is provided by the exchange system). The penny stock rules require a broker or dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document prepared by the Securities and Exchange Commission that provides information about penny stocks and the nature and level of risks in the penny stock market. The broker or dealer also must provide the customer with bid and offer quotations for the penny stock, the compensation of the broker or dealer, and its salesperson in the transaction, and monthly account statements showing the market value of each penny stock held in the customer's account. The penny stock rules also require that prior to a transaction in a penny stock not otherwise exempt from such rules, the broker or dealer must make a special written determination that a penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction.

     These disclosure requirements may have the effect of reducing the level of trading activity in any secondary market for our stock that becomes subject to the penny stock rules, and accordingly, shareholders of our Common Stock may find it difficult to sell their securities, if at all.

ITEM 1B.  UNRESOLVED STAFF COMMENTS.

     We have no unresolved comments from the Staff of the Securities and Exchange Commission.

ITEM 2.   PROPERTIES.

     We were located at 70707 Frank Sinatra Drive, Unit 59, Rancho Mirage, California 92270. We now utilize the executive offices of our registered agent at 6767 Tropicana Avenue, Suite 207, Las Vegas, Nevada 89103. This space is provided to the Company by our resident agent on a rent free basis. We believe that this arrangement will meet our needs for the foreseeable future.

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

     We have been assigned the trading symbol of TEDG. The shares of common stock currently has a quote published in the OTC Bulletin Board System and there is currently no best bid or best ask quoted on said system

     There is no assurance that a trading market will ever develop or, if such a market does develop, that it will continue.

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

     (e)  Recent Sale of Unregistered Securities

     Except for the initial sale and issuance of 2,000,000 shares of our $0.001 par value common stock to Robert L. Wilson on April 17, 2007 for $5,000, pursuant to Section 4(2) of the Securities Act of 1933, as amended, during the years ended December 31, 2007 and December 31, 2008, we have not had any sales of any unregistered securities.

ITEM 6.   SELECTED FINANCIAL DATA.

     Not applicable to smaller reporting companies.

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

Principal Services

     We are in the process of attempting to establish ourselves as providing a financial literacy and money management educational program for teenagers on a fee for service offered basis. We intend to provide such topics which would include budgeting, the importance of saving, bank accounts and services, establishing and maintaining credit, planning for college, buying a car, basic investing, with related ancillary topics.

     We will earn our revenues by charging a fee for individuals to complete our training course. The current United States credit and financial crisis has had an adverse effect on our ability to attract students.

     We anticipate that our proposed instruction will be useful in teaching the managing of the teenagers money, establish the basics of budgeting, savings and checking accounts, responsible borrowing and will extend to buying an automobile, renting an apartment and the responsible use of day to day credit. Further topics that will be addressed, include surrounding yourself with professionals in connection with starting and managing a small business, investing for the future, and basic knowledge on commencing a plan for retirement, although the retirement age is in the far distant future for the teenagers.

     Our proposed intensive two-week training will involve 20 hours of classroom instruction for groups of not to exceed 8 students. The instruction time will address the needs and requirements of each of the interested parties. The specific curriculum will be developed as funds become available.

     Classroom instruction will be held at rented office space or in a hotel facility. Classroom space can be arranged on an "as needed" and "as available" basis at normal costs.

Liquidity.

     As of December 31, 2008, we had cash of $833 and we had total liabilities of $10,848 and we had a net worth of $10,848.

     We have had no revenues from inception December 31, 2008. We have a loss from inception through December 31, 2008 of $40,848.

     We have officer's advances of $11,681 from inception to December 31, 2008.

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

                                DECEMBER 31, 2008

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
________________________________________________________________________________

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors
Teen Education Group, Inc.


We have audited the accompanying balance sheets of Teen Education Group, Inc. (A Development Stage Enterprise) as of December 31, 2008 and 2007 the related statements of operations, stockholder's deficit, and cash flows for the period April 16, 2007 (inception) through December 31, 2008. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Teen Education Group, Inc. (A Development Stage Enterprise) as of December 31, 2008 and 2007 and the results of its operations and cash flows for period April 16, 2007 (inception) through December 31, 2008, in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has limited operations and has no established source of revenue. This raises substantial doubt about its ability to continue as a going concern. Management's plan in regard to these matters is also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.




Kyle L. Tingle, CPA, LLC


February 24, 2009 Las Vegas, Nevada


                           TEEN EDUCATION GROUP, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                                 BALANCE SHEETS


                                                                                                  December 31,     December 31,
                                                                                                          2008             2007
                                                                                                 _____________     ____________


                                                                    ASSETS

          CURRENT ASSETS
               Cash in Bank                                                                      $         833     $     26,002
                                                                                                 _____________     ____________

                      Total current assets                                                       $         833     $     26,002
                                                                                                 _____________     ____________

                             Total assets                                                        $         833     $     26,002
                                                                                                 =============     ============


                                                    LIABILITIES AND STOCKHOLDERS' DEFICIT
          CURRENT LIABILITIES
               Accounts payable                                                                  $           0     $          0
               Officers advances                                                                        11,681            5,118
                                                                                                 _____________     ____________

                      Total current liabilities                                                  $      11,681     $      5,118
                                                                                                 _____________     ____________

          STOCKHOLDERS' DEFICIT
               Preferred stock: $.001 par value;
                  authorized 5,000,000 shares; none issued or
                  outstanding at December 31, 2008 and
                  December 31, 2007                                                                          0                0
               Common stock: $.001 par value;
                  authorized 100,000,000 shares; issued
                  and outstanding:  2,250,000 shares at
                  December 31, 2008 and December 31, 2007                                                2,250            2,250
               Additional paid-in capital                                                               27,750           27,750
               Accumulated deficit during development stage                                            (40,848)          (9,116)
                                                                                                 _____________     ____________

                      Total stockholders' deficit                                                $     (10,848)    $    (20,884)
                                                                                                 _____________     ____________

                             Total liabilities and
                             stockholders' deficit                                               $         833     $     26,002
                                                                                                 =============     ============



                 See Accompanying Notes to Financial Statements.


                           TEEN EDUCATION GROUP, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                            STATEMENTS OF OPERATIONS



                                                                                                                  Apr. 16, 2007
                                                                                  Year Ended        Year Ended   (inception) to
                                                                                December 31,     December 31,      December 31,
                                                                                        2008              2007             2008
                                                                                ____________     _____________     ____________

       Revenues                                                                 $          0     $           0     $          0

       Cost of revenue                                                                     0                 0                0
                                                                                ____________     _____________     ____________

                  Gross profit                                                  $          0     $           0     $          0
       General, selling and
          administrative expenses                                                     31,732             9,118           40,850
                                                                                ____________     _____________     ____________
                  Operating loss                                                $    (31,732)    $      (9,118)    $    (40,850)

       Nonoperating income (expense)                                                       0                 2                2
                                                                                ____________     _____________     ____________

          Net loss                                                              $    (31,732)    $      (9,116)    $    (40,848)
                                                                                =============    =============     ============


          Net loss per share, basic
          and diluted                                                           $      (0.01)    $       (0.00)
                                                                                ============     =============

          Average number of shares
          of common stock outstanding                                              2,250,000         2,250,000
                                                                                ============     =============



                 See Accompanying Notes to Financial Statements.



                           TEEN EDUCATION GROUP, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                       STATEMENTS OF STOCKHOLDERS' DEFICIT



                                                                                                 Accumulated
                                                                                                      Deficit
                                                   Common Stock                  Additional           During
                                            _______________________________         Paid-In      Development
                                                Shares           Amount             Capital            Stage            Total
                                            ______________    _____________     ____________     _____________     ____________
          April 17, 2007, issue
            common stock                         2,000,000    $       2,000     $      3,000     $           0     $      5,000
          December 27, 2007, issue
            SB-2 common stock                      250,000              250           24,750                 0           25,000
          Net loss, December 31, 2007                                                                   (9,116)          (9,116)
                                            --------------    -------------     ------------     --------------    -------------
          Balance, December 31, 2007             2,250,000    $       2,250     $     27,750     $      (9,116)    $     20,884
          Net loss, December 31, 2008                                                                  (31,732)         (31,732)
                                            --------------    -------------     ------------     --------------    -------------

          Balance, December 31, 2008             2,250,000    $       2,250     $     27,750     $     (40,848)    $    (10,848)
                                            ==============    =============     ============     ==============    =============




                 See Accompanying Notes to Financial Statements.



                           TEEN EDUCATION GROUP, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                            STATEMENTS OF CASH FLOWS



                                                                                                                  Apr. 16, 2007
                                                                                  Year Ended        Year Ended   (inception) to
                                                                                December 31,      December 31,     December 31,
                                                                                        2008              2007             2008
                                                                                ____________     _____________     ____________
         Cash Flows From
         Operating Activities
             Net loss                                                           $    (31,732)    $      (9,116)    $    (40,848)
             Adjustments to reconcile net loss
             to cash used in operating activities:
             Changes in assets and liabilities                                             0                 0                0
                                                                                ____________     _____________     ____________

                  Net cash used in
                     operating activities                                       $    (31,732)    $      (9,116)    $    (40,848)
                                                                                ____________     _____________     ____________

         Cash Flows From
         Investing Activities                                                   $          0     $           0     $          0
                                                                                ____________     _____________     ____________

         Cash Flows From
         Financing Activities
             Issuance of common stock                                           $          0     $      30,000     $     30,000
             Increase in officer advances                                              6,563             5,118           11,681
                                                                                ____________     _____________     ____________

                  Net cash provided by
                     financing activities                                       $      6,563     $      35,118     $     41,681
                                                                                ____________     _____________     ____________

                  Net increase (decrease)
                     in cash                                                    $     25,169     $      26,002     $     25,169

         Cash, beginning of period                                                    26,002                 0     $          0
                                                                                ____________     _____________     ____________

         Cash, end of period                                                    $        833     $      26,002     $        833
                                                                                ============     =============     ============



         Supplemental Information and Non-monetary Transactions:

         Interest paid                                                          $           0    $           0     $           0
                                                                                =============    =============     =============

         Taxes paid                                                             $           0    $           0     $           0
                                                                                =============    =============     =============



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

CASH

For the Statements of Cash Flows, all highly liquid investments with maturity of three months or less are considered to be cash equivalents. There were no cash equivalents as of December 31, 2008 and 2007.

INCOME TAXES

The Company accounts for its income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," and clarified by FASB Interpretation Number ("FIN") 48, "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109". Under Statement 109, a liability method is used whereby deferred tax assets and liabilities are determined based on temporary differences between basis used for financial reporting and income tax reporting purposes. Income taxes are provided based on tax rates in effect at the time such temporary differences are expected to reverse. A valuation allowance is provided for certain deferred tax assets if it is more likely than not, that the Company will not realize the tax assets through future operations. Deferred tax assets and liabilities are adjusted for the effect of changes in tax laws and rates on the date of enactment. FAIR VALUE OF FINANCIAL INSTRUMENTS Financial accounting Standards Statement No. 107, "Disclosures about Fair Value of Financial Instruments", requires the Company to disclose, when reasonably attainable, the fair market values of its assets and liabilities which are deemed to be financial instruments. The Company's financial instruments consist primarily of cash and certain investments.

                           TEEN EDUCATION GROUP, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                          NOTES TO FINANCIAL STATEMENTS

NOTE 1.  NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

EARNINGS PER SHARE INFORMATION

The Company computes per share information in accordance with SFAS No. 128, "Earnings per Share" which requires presentation of both basic and diluted earnings per share on the face of the statement of operations. Basic loss per share is computed by dividing the net loss available to common shareholders by the weighted average number of common shares outstanding during such period. Diluted loss per share gives effect to all dilutive potential common shares outstanding during the period. Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive. SHARE BASED EXPENSES

In December 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 123R "Share Based Payment." This statement is a revision to SFAS 123 and supersedes Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees," and amends FASB Statement No. 95, "Statement of Cash Flows." This statement requires a public entity to expense the cost of employee services received in exchange for an award of equity instruments. This statement also provides guidance on valuing and expensing these awards, as well as disclosure requirements of these equity arrangements. The Company adopted SFAS No. 123R upon creation of the company and expenses share based costs in the period incurred.

GOING CONCERN

The Company's financial statements are prepared in accordance with generally accepted accounting principles applicable to a going concern. This contemplates the realization of assets and the liquidation of liabilities in the normal course of business. Currently, the Company does not have cash, nor material assets, nor does it have operations or a source of revenue sufficient to cover its operation costs and allow it to continue as a going concern. The Company will be dependent upon the raising of additional capital through placement of our common stock in order to implement its business plan, or merge with an operating company. There can be no assurance that the Company will be successful in either situation which raises substantial doubt about the Company's ability to continue as a going concern. The officers and directors have committed to advancing certain operating costs of the Company.

RECENT ACCOUNTING PRONOUNCEMENTS

In May, 2008, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 163, "Accounting for Financial Guarantee Insurance Contracts--an interpretation of FASB Statement No. 60" (SFAS 163). This Statement requires that an insurance enterprise recognize a claim liability prior to an event of default (insured event) when there is evidence that credit deterioration has occurred in an insured financial obligation. This Statement also clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement to be used to account for premium revenue and claim liabilities. Those clarifications will increase comparability in financial reporting of financial guarantee insurance contracts by insurance enterprises. This Statement requires expanded disclosures about financial guarantee insurance contracts. The accounting and disclosure requirements of the Statement will improve the quality of information provided to users of financial statements. This Statement is effective for financial statements issued for fiscal years beginning after December 15, 2008, and all interim periods within those fiscal years, except for some disclosures about the insurance enterprise's risk-management activities. This Statement requires that disclosures about the risk-

                           TEEN EDUCATION GROUP, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                          NOTES TO FINANCIAL STATEMENTS

NOTE 1.  NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)


management activities of the insurance enterprise be effective for the first period (including interim periods) beginning after issuance of this Statement. Except for those disclosures, earlier application is not permitted. The adoption of this statement will have no material effect on the Company's financial condition or results of operations.

In May, 2008, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 162, "The Hierarchy of Generally Accepted Accounting Principles" (SFAS No. 162). This Statement identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States (the GAAP hierarchy). The sources of accounting principles1 that are generally accepted are categorized in descending order of authority as follows:

a. FASB Statements of Financial Accounting Standards and Interpretations, FASB Statement 133 Implementation Issues, FASB Staff Positions, and American Institute of Certified Public Accountants (AICPA) Accounting Research Bulletins and Accounting Principles Board Opinions that are not superseded by actions of the FASB

b. FASB Technical Bulletins and, if cleared by the FASB, AICPA Industry Audit and Accounting Guides and Statements of Position

c. AICPA Accounting Standards Executive Committee Practice Bulletins that have been cleared by the FASB, consensus positions of the FASB Emerging Issues Task Force (EITF), and the Topics discussed in Appendix D of EITF ABSTRACTS (EITF D-Topics)

d. Implementation guides (Q&As) published by the FASB staff, AICPA Accounting Interpretations, AICPA Industry Audit and Accounting Guides and Statements of Position not cleared by the FASB, and practices that are widely recognized and prevalent either generally or in the industry. The adoption of this statement will have no material effect on the Company's financial condition or results of operations.

In March 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities", an amendment of SFAS No. 133. SFAS 161 applies to all derivative instruments and nonderivative instruments that are designated and qualify as hedging instruments pursuant to paragraphs 37 and 42 of SFAS 133 and related hedged items accounted for under SFAS 133. SFAS 161 requires entities to provide greater transparency through additional disclosures about how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations, and how derivative instruments and related hedged items affect an entity's financial position, results of operations, and cash flows. SFAS 161 is effective as of the beginning of an entity's first fiscal year that begins after November 15, 2008. We do not expect that the adoption of SFAS 161 will have a material impact on our financial condition or results of operation.

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

On December 12, 2007 the Company initiated an SB-2 offering, selling 250,000 common shares at $0.01 per share, raising $25,000. On December 21, 2007 the offering was completed. The 250,000 common shares were delivered December 31, 2007.

PREFERRED STOCK

The authorized preferred stock of the Company consists of 5,000,000 shares with a par value of $0.01. The Company has no preferred stock issued or outstanding as of December 31, 2008 or December 31, 2007.

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

Basic net loss per common share is based on the weighted average number of shares of common stock outstanding of 2,250,000 during 2008 and 2007. As of December 31, 2008 and 2007 and since inception, the Company had no dilutive potential common shares.

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

                           TEEN EDUCATION GROUP, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                          NOTES TO FINANCIAL STATEMENTS


NOTE 3. INCOME TAXES (CONTINUED)

The components of the Company's deferred tax asset as of December 31, 2008 and December 31, 2007 are as follows:

                                                        2008              2007
                                               _____________     _____________
   Net operating loss carryforward             $      14,297     $       3,191
   Valuation allowance                               (14,297)           (3,191)
                                               _____________     _____________

   Net deferred tax asset                      $           0     $           0
                                               =============     =============

A reconciliation of income taxes computed at the statutory rate to the income tax amount recorded is as follows:


                                                        2008              2007    Since Inception
                                               _____________     _____________    ______________
   Tax at statutory rate (35%)                 $      11,106     $       3,191    $      14,297
   Increase in valuation allowance                   (11,106)           (3,191)         (14,297)
                                               _____________     _____________    ______________

   Net deferred tax asset                      $           0     $           0    $           0
                                               =============     =============    ==============



The net federal operating loss carry forward will expire in 2027 and 2028. This carry forward may be limited upon the consummation of a business combination under IRC Section 381.

NOTE 4.  RELATED PARTY TRANSACTIONS

The Company neither owns nor leases any real or personal property. An officer or resident agency of the corporation provides office services without charge. Such costs are immaterial to the financial statements and accordingly, have not been reflected therein. The officers and directors for the Company are involved in other business activities and may, in the future, become involved in other business opportunities. If a specific business opportunity becomes available, such persons may face a conflict in selecting between the Company and their other business interest. The Company has not formulated a policy for the resolution of such conflicts. As of December 31, 2008 and December 31, 2007, the company owed officers $11,681 and $5,118 respectively.


NOTE 5.  WARRANTS AND OPTIONS

There are no warrants or options outstanding to acquire any additional shares of common stock of the Company.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     We have had no changes in or disagreements with our accountants on accounting and financial disclosures.

ITEM 9A.  CONTROLS AND PROCEDURES.

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

     Because of such limitations, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process certain safeguards to reduce, though not eliminate, this risk. Management is responsible for establishing and maintaining adequate internal control over our financial reporting. To avoid segregation of duty due to management accounting size, management had engaged an outside CPA to assist in the financial reporting.

     Management has used the framework set forth in the report entitled Internal Control - Integrated Framework published by the Committee of Sponsoring Organizations of the Treadway Commission, known as COSO, to evaluate the effectiveness of our internal control over financial reporting. Based upon this assessment, management has concluded that our internal control over financial reporting was effective as of and for the year ended December 31, 2008.

     We conclude that our internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Changes in Internal Controls

     There have been no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

     The Company is not an "accelerated filer" for the 2008 fiscal year because it is qualified as a "small business issuer". Hence, under current law, the internal controls certification and attestation requirements of Section 404 of the Sarbanes-Oxley act will not apply to the Company. This Annual report on Form 10-K does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management's report in this Annual Report on Form 10-K.

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

                                    PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE.

     The members of our Board of Directors serve until the next annual meeting of the stockholders, or until their successors have been elected. The officers serve at the pleasure of the Board of Directors. Information as to our current sole director and executive officer of the Company is as follows:


     Name                          Ages                     Position

     Robert L. Wilson               40      President, Chief Executive Officer,
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

Board Meeting.

     Our board held three (3) meetings during the period covered by this annual report.

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

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit and Non-Audit Fees

                           Fiscal Year Ended   Fiscal Year Ended
                           December 31, 2007   December 31, 2008
____________________________________________   _________________

Audit Fees                      $1,800              $2,000

Audit Related Fees                   0                   0

Tax Fees                           150                 200

All Other Fees                    None                None

Pre Approval of Services by the Independent Auditor

     The Board of Directors has established policies and procedures for the approval and pre approval of audit services and permitted non-audit services. The Board has the responsibility to engage and terminate the Company's independent registered public accountants, to pre-approve their performance of audit services and permitted non-audit services and to review with the Company's independent registered public accountants their fees and plans for all auditing services. All services provided by and fees paid to Kyle A. Tingle in 2008 were pre-approved by the Board of Directors.

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

     There are no reports on Form 8-K incorporated herein by reference.

     The following documents are filed as part of this report:

                  23.1 Consent of Kyle L. Tingle, CPA.

                  31.1 Certification of Chief Executive Officer.

                  31.2 Certification of Chief Financial Officer.

                  32.1 Section 906 Certification.

                  32.2 Section 906 Certification.

                                   SIGNATURES


     Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the Company has duly caused this Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.



Date: April 8, 2009                TEEN EDUCATION GROUP, INC.



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


Date: April 8, 2009                TEEN EDUCATION GROUP, INC.



                                   By: /s/ ROBERT L. WILSON
                                   _____________________________________________
                                           Robert L. Wilson
                                           Principal Financial Officer