Form 10-Q
period 2009-03-31
Teen Education Group, Inc.
filed 2009-05-12
CIK 1413581

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2009.

                                       OR

/ / TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE TRANSITION FROM _______ TO ________.


                       COMMISSION FILE NUMBER: 333-147045


                           TEEN EDUCATION GROUP, INC.
        _________________________________________________________________
        (Exact Name of Small Business Issuer as Specified in its Charter)


            DELAWARE                                               26-032648
_______________________________                              ___________________
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                              Identification No.)


   6767 W. Tropicana Ave., Suite 207
             Las Vegas, NV                                              89103
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes /X/ No / /

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

        At March 31, 2009, and as of the date hereof, there were outstanding 2,250,000 shares of the Registrant's Common Stock, $.001 par value.

Transitional Small Business Disclosure Format: Yes / / No /X/

                                     PART I

                              FINANCIAL INFORMATION


ITEM 1.  Financial Statements



                           TEEN EDUCATION GROUP, INC.
                        (A Development Stage Enterprise)





                                 MARCH 31, 2009
                                DECEMBER 31, 2008

                           TEEN EDUCATION GROUP, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                                    CONTENTS




________________________________________________________________________________

FINANCIAL STATEMENTS - UNAUDITED

   Balance Sheets                                                              5

   Statements of Operations                                                    6

   Statements of Stockholders' Equity                                          7

   Statements of Cash Flows                                                    8

   Notes to Financial Statements                                            9-13
________________________________________________________________________________


                           TEEN EDUCATION GROUP, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                                 BALANCE SHEETS

                                                        March 31,     December 31,
                                                             2009             2008
                                                    _____________     ____________
                                     ASSETS
CURRENT ASSETS
     Cash                                               $     833       $    833
                                                        _________       ________

            Total current assets                        $     833       $    833
                                                        _________       ________

                   Total assets                         $     833       $    833
                                                        =========       ========

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
     Accounts payable                                   $       0       $      0
     Officers advances                                     15,175         11,681
                                                        _________       ________

            Total current liabilities                   $  15,175       $ 11,681
                                                        _________       ________

STOCKHOLDERS' EQUITY
     Preferred stock: $.001 par value;
        authorized 5,000,000 shares; none issued
        and outstanding at March 31, 2009 and
        December 31, 2008.                                      0              0
     Common stock: $.001 par value;
        authorized 100,000,000 shares; issued
        and outstanding: 2,250,000 shares at
        March 31, 2009 and December 31, 2008                2,250          2,250
     Additional paid-in capital                            27,750         27,750
     Accumulated deficit during development stage         (44,342)       (40,848)
                                                        _________       ________

            Total stockholders' equity                  $ (14,342)      $(10,848)
                                                        _________       ________
                   Total liabilities and
                   stockholders' equity                 $     833       $    833
                                                        =========       ========

                 See Accompanying Notes to Financial Statements.


                           TEEN EDUCATION GROUP, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                            STATEMENTS OF OPERATIONS

                                                                         Apr. 19, 2006
                                    Quarter Ended        Year Ended      (inception) to
                                        March 31,      December 31,           March 31,
                                             2009              2008                2009
                                _________________      ____________      ______________

Revenues                              $        0        $        0         $        0

Cost of revenue                                0                 0                  0
                                      __________        __________         __________

           Gross profit               $        0        $        0         $        0

General, selling and
   administrative expenses                 3,494            40,848             44,344
                                      __________        __________         __________
           Operating loss             $   (3,494)       $  (40,848)        $  (44,344)

Interest income                                0                 0                  2
                                      __________        __________         __________

   Net loss                           $   (3,494)       $  (40,848)        $  (44,342)
                                      ==========        ==========         ==========


   Net loss per share, basic
   and diluted                        $    (0.00)       $    (0.02)        $    (0.02)
                                      ==========        ==========         ==========

   Average number of shares
   of common stock outstanding         2,250,000         2,250,000          2,250,000
                                      ==========        ==========         ==========



                 See Accompanying Notes to Financial Statements.


                           TEEN EDUCATION GROUP, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                        STATEMENTS OF STOCKHOLDERS'EQUITY

                                                                           Accumulated
                                                                             Deficit
                                      Common Stock          Additional       During
                                  _____________________      Paid-In       Development
                                   Shares       Amount       Capital          Stage         Total
                                  _________     _______     __________     ___________     ________

April 17, 2007, issue
  common stock                    2,000,000     $ 2,000      $  3,000        $      0      $  5,000
December 27, 2007, issued
  SB-2 common stock                 250,000         250        24,250               0        25,000
Net loss, December 31, 2007                                                    (9,116)       (9,116)
                                  _________     _______      ________        ________      ________
Balance, December 31, 2007        2,250,000     $ 2,250      $ 27,750        $ (9,116)     $ 20,884
Net loss, December 31, 2008                                                    (5,394)       (5,394)
                                  _________     _______      ________        ________      ________
Balance, December 31, 2008        2,250,000     $ 2,250      $ 27,750        $(14,510)     $ 15,490
Net loss, March 31, 2009                                                       (3,494)       (3,494)
                                  _________     _______      ________        ________      ________
Balance, March 31, 2009           2,250,000     $ 2,250      $ 27,750        $(44,342)     $(14,342)
                                  =========     =======      ========        ========      ========




                 See Accompanying Notes to Financial Statements.


                           TEEN EDUCATION GROUP, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                            STATEMENTS OF CASH FLOWS

                                                                                       Apr. 19, 2006
                                                 Quarter Ended        Year Ended      (inception) to
                                                     March 31,      December 31,           March 31,
                                                          2009              2008                2009
                                             _________________      ____________      ______________

Cash Flows From
Operating Activities
    Net loss                                        $(3,494)          $(31,732)          $(44,342)
    Adjustments to reconcile net loss
    to cash used in operating activities:
    Changes in assets and liabilities
    Increase (decrease) in accounts payable               0                  0                  0
                                                    _______           ________           ________
         Net cash used in
            operating activities                    $(3,494)          $(31,732)          $(44,342)
                                                    _______           ________           ________
Cash Flows From
Investing Activities                                $     0           $      0           $      0
                                                    _______           ________           ________
Cash Flows From
Financing Activities
    Issuance of common stock                        $     0           $      0           $ 30,000
    Increase in officer advances                      3,494              6,563             15,175
                                                    _______           ________           ________
         Net cash provided by
            financing activities                    $ 3,494           $  6,563           $ 45,175
                                                    _______           ________           ________
         Net increase (decrease)
            in cash                                 $     0           $(25,169)          $    833

Cash, beginning of period                               833             26,002                  0
                                                    _______           ________           ________

Cash, end of period                                 $   833           $    833           $    833
                                                    =======           ========           ========

Supplemental Information and Non-monetary
Transactions:

Interest paid                                       $     0           $      0           $      0
                                                    =======           ========           ========

Taxes paid                                          $     0           $      0           $      0
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

A SUMMARY OF THE COMPANY'S SIGNIFICANT ACCOUNTING POLICIES IS AS FOLLOWS :

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

CASH

For the Statements of Cash Flows, all highly liquid investments with maturity of three months or less are considered to be cash equivalents. The Company had $833 in an interest bearing savings account as of March 31, 2009. The account is federally insured.

INCOME TAXES

The Company accounts for its income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," and clarified by FASB Interpretation Number ("FIN") 48, "Accounting for Uncertainty in Income Taxes--an interpretation of FASB Statement No. 109." Under Statement 109, a liability method is used whereby deferred tax assets and liabilities are determined based on temporary differences between basis used for financial reporting and income tax reporting purposes. Income taxes are provided based on tax rates in effect at the time such temporary differences are expected to reverse. A valuation allowance is provided for certain deferred tax assets if it is more likely than not, that the Company will not realize the tax assets through future operations. Deferred tax assets and liabilities are adjusted for the effect of changes in tax laws and rates on the date of enactment. FAIR VALUE OF FINANCIAL INSTRUMENTS Financial accounting Standards Statement No. 107, "Disclosures about Fair Value of Financial Instruments", requires the Company to disclose, when reasonably attainable, the fair market values of its assets and liabilities which are deemed to be financial instruments. The Company's financial instruments consist primarily of cash and certain instruments.

EARNING PER SHARE INFORMATION

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

GOING CONCERN

The Company's financial statements are prepared in accordance with generally accepted accounting principles applicable to a going concern. This contemplates the realization of assets and the liquidation of liabilities in the normal course of business. Currently, the Company does not have material cash, nor material assets, nor does it have operations or a source of revenue sufficient to cover its operations costs and allow it to continue as a going concern. The Company will be dependent upon the raising of additional capital through placement of our common stock in order to implement its business plan, or merge with an operating company. There can be no assurance that the Company will be successful in either situation which raises substantial doubt about the Company's ability to continue as a going concern. The officers and directors have committed to advancing certain operating costs of the Company.

RECENT ACCOUNT PRONOUNCMENTS

In May, 2008, the Financial Accounting Board issued Statement of Financial Accounting Standards No. 163, "Accounting for Financial Guarantee Insurance contracts - an interpretation of FASB Statement No. 60" (SFAS 163). This Statement requires that an insurance enterprise recognize a claim liability prior to an event of default (insured event) when there is evidence that credit deterioration has occurred in an insured financial obligation. This Statement also clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition to be used to account for premium revenue and claim liabilities. Those clarifications will increase comparability in financial reporting guarantee insurance contracts by insurance enterprises. This Statement requires expanded disclosure about financial guarantee insurance contracts. The accounting and disclosure requirements of the Statement will improve the quality of information provided to users of financial statements. This Statement is effective for financial statements issued for fiscal years beginning after December 15, 2008, and all interim periods within those fiscal years, except for some disclosures about the insurance enterprise's risk-management activities. This Statement requires that disclosure about the risk-management activities of the insurance enterprise be effective for the first period (including interim periods) beginning after issuance of the Statement. Except for those disclosures, earlier application is not permitted. The adoption of this statement will have no material effect on the Company's financial condition or results of operations.

                           TEEN EDUCATION GROUP, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                          NOTES TO FINANCIAL STATEMENTS


NOTE 1.  NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

In May, 2008, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 162, "The Hierarchy of Generally Accepted Accounting Principles" (SFAS no. (162). This Statement identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States (the GAAP hierarchy). The sources of accounting principles that are generally accepted are categorized in descending order of authority as follows:

a. FASB Statements of Financial Accounting Standards and Interpretations, FASB Statement 133, Implementation Issues, FASB Staff Positions, and American Institute of Certified Public Accountants (AICPA) Accounting Bulletins and Accounting Principles Board Opinions that are not superseded by actions of the FASB.

b. FASB Technical Bulletins and, if cleared by the FASB, AICPA Industry Audit and Accounting Statements of Position.

c. AICPA Accounting Standards Executive Committee Practice Bulletins that have been cleared by the FASB, consensus positions of the FASB Emerging Issues Task Force (EITF), and Topics discussed in Appendix D of EITF ABSTRACTS (EITF D-Topics)

d. Implementation guides (Q&A) published by the FASB staff, AICPA Accounting Interpretations, AICPA Industry Audit and Accounting Guides and Statements of Position not cleared by the FASB, and practices that are widely recognized and prevalent rather generally or in the industry. The adoption of this statement will have no material effect on the Company's financial condition or results of operations.

In March 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities" and amendment of SFAS No. 133. SFAS 161 apples to all derivative and nonderivative instruments that are designated and qualify as hedging instruments pursuant to paragraph 37 and 42 of SFAS 133 and related hedged items accounted for under SFAS 133. SFAS 161 requires entities to provide greater transparency through additional disclosures about how and why an entity uses derivative instruments. How derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations, and how derivative instruments and related hedged items affect an entity's financial position, results of operations, and cash flows. SFAS 161 is effective as of the beginning of an entity's first fiscal year that begins after November 15, 2008. We do not expect that the adoption of SFAS 161 will have a material effect on our financial condition or results of operation.

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

PREFERRED STOCK

The authorized preferred stock of the Company consists of 5,000,000 shares with a par value of $.001. The Company has no preferred shares issued or outstanding as of March 31, 2009 or December 31, 2008.

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

Basic net loss per common share is based on the weighted average number of shares of common stock outstanding of 2,250,000 during 2009 and 2008. As of March 31, 2009 and December 31, 2008 and since inception, the Company had no dilutive potential common shares.

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

The components of the Company's deferred tax asset as of March 31, 2009 and December 31, 2008 are as follows:

                                        2009             2008
                                    ________        _________

       Net operating loss           $  1,223        $  11,062
       Valuation allowance            (1,223)         (11,062)
                                    ________        _________

       Net deferred tax asset       $      0        $       0
                                    ========        =========

                           TEEN EDUCATION GROUP, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                          NOTES TO FINANCIAL STATEMENTS


NOTE 3.     INCOME TAXES (CONTINUED)

A reconciliation of income taxes computed at the statutory rate to the income tax amount recorded is as follows:

                                                                       Since
                                             2009          2008      Inception
                                         ________      ________      _________

     Tax at statutory rate (35%)         $  1,223      $ 11,106      $ 15,520
     Increase in valuation allowance       (1,223)      (11,106)      (15,520)
                                         ________      ________      ________
     Net deferred tax asset              $      0      $      0      $      0
                                         ========      ========      ========


The net federal operating loss carry forward will expire between 2027 and 2028. This carry forward may be limited upon the consummation of a business combination under IRC Section 381.


NOTE 4.  RELATED PARTY TRANSACTIONS

The Company neither owns nor leases any real or personal property. An officer or resident agent of the corporation provides office services without charge. Such costs are immaterial to the financial statements and accordingly, have not been reflected therein. The officers and directors for the Company are involved in other business activities and may, in the future, become involved in other business opportunities. If a specific business opportunity becomes available, such persons may face a conflict in selecting between the Company and their other business interest. The Company has not formulated a policy for the resolution of such conflicts. As of March 31, 2009 and December 31, 2008, the company owed officers $15,175 and $11,681 respectively.

NOTE 5.  WARRANTS AND OPTIONS

There are no warrants or options outstanding to acquire any additional shares of common stock of the Company.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Generally.

     Teen Education Group, Inc. was incorporated on April 19, 2006 in the State of Delaware.

Principal Services.

     We had been in the process of establishing ourselves as providing a financial literacy and money management educational program for teenagers on a fee for service offered basis.

     The current financial crisis has had an adverse effect on our ability to attract students. We are currently inactive and we will remain inactive until such time as the economy starts to improve. We may also seek out other business opportunities.

Financial Condition.

     Since we have had a limited operating history and have not achieved any revenues or earnings from operations, with limited significant assets and financial resources, we will in all likelihood sustain operating expenses without corresponding revenues, at least until we commence our educational activities.

Liquidity.

     As of December 31, 2008, we had assets of $833 and total liabilities of $11,681 and we had a negative net worth of $10,848. As of March 31, 2009, we had $833 in assets and total liabilities of $15,175 and a negative net worth of $14,342.

     We have had no revenues from inception through December 31, 2008 and we had no revenues for the period ended March 31, 2009. We have a loss from inception through December 31, 2008 of $40,848 and a loss from inception through March 31, 2009 of $44,342.

     We have officer's advances of $11,681 from inception to December 31, 2008 and $15,175 as at March 31, 2009.

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

     The Company is not an "accelerated filer" for the 2007 fiscal year because it is qualified as a "small business issuer." Hence, under current law, the internal controls certification and attestation requirements of Section 404 of the Sarbanes-Oxley act will not apply to the Company.

                                     PART II

                                OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS.................................................None

ITEM 1A.  RISK FACTORS.

     In addition to the Risk Factors contained in the Form 10-K previously filed with the Commission, the following additional risk factors should be carefully considered:

1. We have had no operating history nor any revenues or earnings from operations and we are insolvent.

     We have no assets or financial resources. We will, in all likelihood, sustain operating expenses without corresponding revenues, at least until the consummation of a business combination. This may result in us incurring a net operating loss that will increase continuously until we can consummate a business combination with a profitable business opportunity. There is no assurance that we can identify such a business opportunity and consummate such a business combination.

     Our auditor's going concern opinion and the notation in the financial statements indicate that we do not have significant cash or other material assets and that we are relying on advances from stockholders, officers and directors to meet our limited operating expenses. We are insolvent in that we are unable to pay our debts in the ordinary course of business as they become due.

2.   Our proposed plan of operation is speculative.

     The success of our proposed plan of operation will depend to a great extent on the operations, financial condition and management of the identified business opportunity. While management intends to seek business combination(s) with entities having established operating histories, there can be no assurance that we will be successful in locating candidates meeting such criteria. In the event we complete a business combination, of which there can be no assurance, the success of our operations may be dependent upon management of the successor firm or venture partner firm and numerous other factors beyond our control.

3.   We face intense competition for business opportunities and combinations.

     We are and will continue to be an insignificant participant in the business of seeking mergers with, joint ventures with and acquisitions of small private and public entities. A large number of established and well-financed entities, including venture capital and hedge fund firms, are active in mergers and acquisitions of companies that may be our desirable target candidates. Nearly all such entities have significantly greater financial resources, technical expertise and managerial capabilities than we have and, consequently, we will be at a competitive disadvantage in identifying possible business opportunities and successfully completing a business combination. Moreover, we will also compete in seeking merger or acquisition candidates with numerous other small public companies.

4. We have no agreements for a business combination or other transaction and have established no standards for a business combination.

     We have no arrangement, agreement or understanding with respect to engaging in a merger with, joint venture with or acquisition of, a private or public entity. There can be no assurance that we will be successful in identifying and evaluating suitable business opportunities or in concluding a business combination. Management has not identified any particular industry or specific business within an industry for our evaluation. There is no assurance that we will be able to negotiate a business combination on terms favorable to us. We have not established a specific length of operating history or a specified level of earnings, assets, net worth or other criteria which it will require a target business opportunity to have achieved, and without which we would not consider a business combination in any form with such business opportunity. Accordingly, we may enter into a business combination with a business opportunity having no significant operating history, losses, limited or no potential for earnings, limited assets, negative net worth or other negative characteristics.

5. The reporting requirements under federal securities law may delay or prevent us from making certain acquisitions.

     Sections 13 and 15(d) of the Securities Exchange Act of 1934, as amended, (the "1934 Act"), require companies subject thereto to provide certain information about significant acquisitions, including certified financial statements for the company acquired, covering one, two, or three years, depending on the relative size of the acquisition. The time and additional costs that may be incurred by some target entities to prepare such statements may significantly delay or essentially preclude consummation of an otherwise desirable acquisition by the Company. Acquisition prospects that do not have or are unable to obtain the required audited statements may not be appropriate for acquisition so long as the reporting requirements of the 1934 Act are applicable.

     In addition to the audited financial statements, in the filing of the Form 8-K that we file to report an event that causes us to cease being a shell company, we will be required to include that information that is normally reported by a company in a Form 10. The time and additional costs that may be incurred by some target entities to prepare and disclose such information may significantly delay or essentially preclude consummation of an otherwise desirable acquisition by the Company.

6. At the time we do any business combination, each shareholder will most likely hold a substantially lesser percentage ownership in the Company.

     Our current plan of operation is based upon a business combination with a private concern that, in all likelihood, would result in the Company issuing securities to shareholders of any such private company. The issuance of our previously authorized and unissued Common Stock would result in reduction in percentage of shares owned by our present and prospective shareholders and may result in a change in our control or in our management.

7. Our officers and directors are the principal shareholders and will be able to approve all corporate actions without shareholder consent and will control our Company.

     Our principal shareholder, Robert L. Wilson, currently own approximately 89% of our Common Stock. He will have significant influence over all matters requiring approval by our shareholders, but not requiring the approval of the minority shareholders. In addition, he will be able to elect all of the members of our board of directors, allowing them to exercise significant control of our affairs and management. In addition, he may transact most corporate matters requiring shareholder approval by written consent, without a duly-noticed and duly-held meeting of shareholders.

8. Our Common Stock may be subject to significant restriction on resale due to federal penny stock restrictions.

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

ITEM 2.   Unregistered Sales of Equity Securities and Use Proceeds..........None

ITEM 3.   Defaults Upon Senior Securities...................................None

ITEM 4.   Submission of Matter to a Vote of Security Holders................None

ITEM 5.   Other Information.................................................None

ITEM 6.   Exhibits

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



Dated: May 12, 2009

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