Form 10-Q
period 2009-06-30
Teen Education Group, Inc.
filed 2009-07-24
CIK 1413581

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2009.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes /X/ No / /

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

        At June 30, 2009, and as of the date hereof, there were outstanding 2,250,000 shares of the Registrant's Common Stock, $.001 par value.

Transitional Small Business Disclosure Format: Yes / / No /X/

                                     PART I

                              FINANCIAL INFORMATION


ITEM 1.  Financial Statements



                           TEEN EDUCATION GROUP, INC.
                        (A Development Stage Enterprise)





                                  JUNE 30, 2009
                                DECEMBER 31, 2008

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
________________________________________________________________________________


                           TEEN EDUCATION GROUP, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                                 BALANCE SHEETS

                                                         June 30,     December 31,
                                                             2009             2008
                                                    _____________     ____________
                                     ASSETS
CURRENT ASSETS
     Cash                                               $     439       $    833
                                                        _________       ________

            Total current assets                        $     439       $    833
                                                        _________       ________

                   Total assets                         $     439       $    833
                                                        =========       ========

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
     Accounts payable                                   $       0       $      0
     Officers advances                                     16,472         11,681
                                                        _________       ________

            Total current liabilities                   $  16,472       $ 11,681
                                                        _________       ________

STOCKHOLDERS' EQUITY
     Preferred stock: $.001 par value;
        authorized 5,000,000 shares; none issued
        and outstanding at June 30, 2009 and
        December 31, 2008.                                      0              0
     Common stock: $.001 par value;
        authorized 100,000,000 shares; issued
        and outstanding: 2,250,000 shares at
        June 30, 2009 and December 31, 2008                 2,250          2,250
     Additional paid-in capital                            27,750         27,750
     Accumulated deficit during development stage         (46,033)       (40,848)
                                                        _________       ________

            Total stockholders' equity                  $ (16,033)      $(10,848)
                                                        _________       ________
                   Total liabilities and
                   stockholders' equity                 $     439       $    833
                                                        =========       ========

                 See Accompanying Notes to Financial Statements.


                           TEEN EDUCATION GROUP, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                            STATEMENTS OF OPERATIONS

                                                                         Apr. 19, 2006
                                    Quarter Ended        Year Ended      (inception) to
                                         June 30,      December 31,            June 30,
                                             2009              2008                2009
                                _________________      ____________      ______________

Revenues                              $        0        $        0         $        0

Cost of revenue                                0                 0                  0
                                      __________        __________         __________

           Gross profit               $        0        $        0         $        0

General, selling and
   administrative expenses                 1,691            40,848             46,035
                                      __________        __________         __________
           Operating loss             $   (1,691)       $  (40,848)        $  (46,035)

Interest income                                0                 0                  2
                                      __________        __________         __________

   Net loss                           $   (1,691)       $  (40,848)        $  (46,033)
                                      ==========        ==========         ==========


   Net loss per share, basic
   and diluted                        $    (0.00)       $    (0.02)        $    (0.02)
                                      ==========        ==========         ==========

   Average number of shares
   of common stock outstanding         2,250,000         2,250,000          2,250,000
                                      ==========        ==========         ==========



                 See Accompanying Notes to Financial Statements.


                           TEEN EDUCATION GROUP, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                        STATEMENTS OF STOCKHOLDERS'EQUITY

                                                                           Accumulated
                                                                             Deficit
                                      Common Stock          Additional       During
                                  _____________________      Paid-In       Development
                                   Shares       Amount       Capital          Stage         Total
                                  _________     _______     __________     ___________     ________

April 17, 2007, issue
  common stock                    2,000,000     $ 2,000      $  3,000        $      0      $  5,000
December 27, 2007, issued
  SB-2 common stock                 250,000         250        24,250               0        25,000
Net loss, December 31, 2007                                                    (9,116)       (9,116)
                                  _________     _______      ________        ________      ________
Balance, December 31, 2007        2,250,000     $ 2,250      $ 27,750        $ (9,116)     $ 20,884

Net loss, December 31, 2008                                                   (31,732)      (31,732)
                                  _________     _______      ________        ________      ________
Balance, December 31, 2008        2,250,000     $ 2,250      $ 27,750        $(40,848)     $(10,848)

Net loss, June 30, 2009                                                        (5,185)       (5,185)
                                  _________     _______      ________        ________      ________
Balance, June 30, 2009            2,250,000     $ 2,250      $ 27,750        $(46,033)     $(16,033)
                                  =========     =======      ========        ========      ========




                 See Accompanying Notes to Financial Statements.


                           TEEN EDUCATION GROUP, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                            STATEMENTS OF CASH FLOWS

                                                                                       Apr. 19, 2006
                                                 Quarter Ended        Year Ended      (inception) to
                                                      June 30,      December 31,            June 30,
                                                          2009              2008                2009
                                             _________________      ____________      ______________

Cash Flows From
Operating Activities
    Net loss                                        $(1,691)          $(31,732)          $(46,033)
    Adjustments to reconcile net loss
    to cash used in operating activities:
    Changes in assets and liabilities
    Increase (decrease) in accounts payable               0                  0                  0
                                                    _______           ________           ________
         Net cash used in
            operating activities                    $(1,691)          $(31,732)          $(46,033)
                                                    _______           ________           ________
Cash Flows From
Investing Activities                                $     0           $      0           $      0
                                                    _______           ________           ________
Cash Flows From
Financing Activities
    Issuance of common stock                        $     0           $      0           $ 30,000
    Increase in officer advances                      1,297              6,563             16,472
                                                    _______           ________           ________
         Net cash provided by
            financing activities                    $ 1,297           $  6,563           $ 46,472
                                                    _______           ________           ________
         Net increase (decrease)
            in cash                                 $  (394)          $(25,169)          $    439

Cash, beginning of period                               833             26,002                  0
                                                    _______           ________           ________

Cash, end of period                                 $   439           $    833           $    439
                                                    =======           ========           ========

Supplemental Information and Non-monetary
Transactions:

Interest paid                                       $     0           $      0           $      0
                                                    =======           ========           ========

Taxes paid                                          $     0           $      0           $      0
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

CASH

For the Statements of Cash Flows, all highly liquid investments with maturity of three months or less are considered to be cash equivalents. The Company had $439 in an interest bearing savings account as of June 30, 2009. The account is federally insured.

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

PREFERRED STOCK

The authorized preferred stock of the Company consists of 5,000,000 shares with a par value of $.001. The Company has no preferred shares issued or outstanding as of June 30, 2009 or December 31, 2008.

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

Basic net loss per common share is based on the weighted average number of shares of common stock outstanding of 2,250,000 during 2009 and 2008. As of June 30, 2009 and December 31, 2008 and since inception, the Company had no dilutive potential common shares.

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

The components of the Company's deferred tax asset as of June 30, 2009 and December 31, 2008 are as follows:

                                        2009             2008
                                    ________        _________

       Net operating loss           $  1,815        $  11,062
       Valuation allowance            (1,815)         (11,062)
                                    ________        _________

       Net deferred tax asset       $      0        $       0
                                    ========        =========

                           TEEN EDUCATION GROUP, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                          NOTES TO FINANCIAL STATEMENTS


NOTE 3.     INCOME TAXES (CONTINUED)

A reconciliation of income taxes computed at the statutory rate to the income tax amount recorded is as follows:

                                                                       Since
                                             2009          2008      Inception
                                         ________      ________      _________

     Tax at statutory rate (35%)         $  1,815      $ 11,106      $ 16,111
     Increase in valuation allowance       (1,815)      (11,106)      (16,111)
                                         ________      ________      ________
     Net deferred tax asset              $      0      $      0      $      0
                                         ========      ========      ========


The net federal operating loss carry forward will expire between 2027 and 2028. This carry forward may be limited upon the consummation of a business combination under IRC Section 381.


NOTE 4.  RELATED PARTY TRANSACTIONS

The Company neither owns nor leases any real or personal property. An officer or resident agent of the corporation provides office services without charge. Such costs are immaterial to the financial statements and accordingly, have not been reflected therein. The officers and directors for the Company are involved in other business activities and may, in the future, become involved in other business opportunities. If a specific business opportunity becomes available, such persons may face a conflict in selecting between the Company and their other business interest. The Company has not formulated a policy for the resolution of such conflicts. As of June 30, 2009 and December 31, 2008, the company owed officers $16,472 and $11,681 respectively.

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

Financial Condition.

     Since we have had a limited operating history and have not achieved any revenues or earnings from operations, with limited significant assets and financial resources, we will in all likelihood sustain operating expenses without corresponding revenues.

Liquidity.

     As of December 31, 2008, we had assets of $833 and total liabilities of $11,681 and we had a negative net worth of $10,848. As of June 30, 2009, we had $439 in assets and total liabilities of $16,472 and a negative net worth of $16,033.

     We have had no revenues from inception through December 31, 2008 and we had no revenues for the period ended June 30, 2009. We have a loss from inception through December 31, 2008 of $40,848 and a loss from inception through June 30, 2009 of $46,033.

     We have officer's advances of $11,681 from inception to December 31, 2008 and $16,472 as at June 30, 2009.

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

                                     PART II

                                OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS.................................................None

ITEM 1A.  RISK FACTORS.

     There has been no material changes in the risk factors previously disclosed.

ITEM 2.   Unregistered Sales of Equity Securities and Use Proceeds..........None

ITEM 3.   Defaults Upon Senior Securities...................................None

ITEM 4.   Submission of Matter to a Vote of Security Holders................None

ITEM 5.   Other Information.................................................None

ITEM 6.   Exhibits

     We filed a Form 8-K on May 19, 2009. The following exhibits are filed with this report:

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



Dated: July 24, 2009

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