Form 10-Q/A
period 2009-03-31
TEEN EDUCATION GROUP, INC.
filed 2010-03-30
CIK 1413581

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q/A
Amendment #1

(Mark One)

/X/  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2009.

OR

/ /  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION FROM _______ TO ________.

COMMISSION FILE NUMBER: 333-147045

TEEN EDUCATION GROUP, INC.
_________________________________________________________________
(Exact Name of Small Business Issuer as Specified in its Charter)

DELAWARE	26-032648
_______________________________	___________________
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

6767 W. Tropicana Ave., Suite 207 Las Vegas, NV
89103
________________________________________	__________
(Address of principal executive offices)	(Zip code)

Issuer's telephone number: (702) 248-1027

N/A
______________________________________________
(Former name, former address and former fiscal
year, if changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the  preceding 12 months (or for such  shorter  period that the  registrant  was required  to file  such  reports),  and  (2) has  been  subject  to such  filing requirements for the past 90 days.     Yes / X /    No /   /

Indicate by check mark whether the registrant is a large  accelerated  filer, an accelerated filer, a non-accelerated  filer or a smaller reporting company.  See definitions  of "large  accelerated  filer,"  "accelerated  filer" and  "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated Filer	Accelerated filer	Non-accelerated filer (Do not check if a smaller reporting company)	Smaller reporting company
[ ]	[ ]	[ ]	[ X ]

Indicate by check mark whether the  registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  / X /    No /   /

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

At March 31, 2009, and as of the date hereof, there were outstanding 2,250,000 shares of the Registrant's Common Stock, $.001 par value.

Transitional Small Business Disclosure Format:     Yes /   /    No / X /

PART I

FINANCIAL INFORMATION

ITEM 1.                      Financial Statements

TEEN EDUCATION GROUP, INC.
(A Development Stage Enterprise)

MARCH 31, 2009
DECEMBER 31, 2008

TEEN EDUCATION GROUP, INC.
(A DEVELOPMENT STAGE ENTERPRISE)

CONTENTS

FINANCIAL STATEMENTS - UNAUDITED

Balance Sheets	5

Statements of Operations	6

Statements of Stockholders' Equity	7

Statements of Cash Flows	8

Notes to Financial Statements	9-12

TEEN EDUCATION GROUP, INC.
(A Development Stage Enterprise)
BALANCE SHEETS

March 31,2009 (Unaudited)	December 31, 2008

ASSETS

CURRENT ASSETS
Cash	$833	$833

Total current assets	$833	$833

Total assets	$0	$0

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Accounts payable	$199	$0
Officers advances	14,521	11,681

Total current liabilities	$14,720	$11,681

STOCKHOLDERS’ DEFICIT
Preferred stock: $.001 par value;
authorized 5,000,000 shares; none issued or
outstanding at December 31, 2008 and
December 31, 2007	0	0
Common stock: $.001 par value;
authorized 100,000,000 shares; issued
and outstanding: 2,250,000 shares at
March 31, 2009 and December 31, 2008	2,250	2,250
Additional paid-in capital	27,750	27,750
Accumulated deficit during development stage	(43,887)	(40,848)

Total stockholders’ deficit	$(13,887)	$(10,848)

Total liabilities and
stockholders’ deficit	$833	$833

See Accompanying Notes to Financial Statements

TEEN EDUCATION GROUP, INC.
(A Development Stage Enterprise)
STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended
	March 31, 2009	March 31 2008	Apr. 19, 2007 (inception) to March 31, 2009

Revenues	$0	$0	$0

Cost of revenue	0	0	0

Gross profit	$0	$0	$0
General, selling and
administrative expenses	3,039	3,100	43,889
Operating loss	$(3,039)	$(3,100)	$(43,889)

Nonoperating income (expense)	0	0	2

Net loss	$(3,039)	$(3,100)	$(43,887)

Net loss per share, basic
and diluted	$(0.00)	$(0.00)

Average number of shares
of common stock outstanding	2,250,000	2,250,000

See Accompanying Notes to Financial Statements

TEEN EDUCATION GROUP, INC.
(A Development Stage Enterprise)
STATEMENTS OF STOCKHOLDERS’ DEFICIT
(UNAUDITED)

				Accumulated
				Deficit
			Additional	During
	Common Stock		Paid-In	Development
	Shares	Amount	Capital	Stage	Total

April 17, 2007, issue common stock	2,000,000	$2,000	$3,000	$0	$5,000
December 27, 2007, issue SB-2 common stock	250,000	250	24,750	0	25,000
Net loss, December 31, 2007				(9,116)	(9,116)
Balance, December 31, 2007	2,250,000	$2,250	$27,750	$(9,116)	$20,884
Net loss, December 31, 2008				(31,732)	(31,732)

Balance, December 31, 2008	2,250,000	$2,250	$27,750	$(40,848)	$(10,848)
Net loss, March 31, 2009				(3,039)	(3,039)

Balance, March 31, 2009	2,250,000	$2,250	$27,750	$(43,887)	$(13,887)

See Accompanying Notes to Financial Statements

TEEN EDUCATION GROUP, INC.
(A Development Stage Enterprise)
STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended		Apr. 19, 2007 (inception) to
	March 31, 2009	March 31 2008	March 31, 2009

Cash Flows From
Operating Activities
Net loss	$(3,039)	$(3,100)	$(43,887)
Adjustments to reconcile net loss to cash used in operating activities:
Changes in assets and liabilities Increase (decrease) in accounts payable
	199	2,100	199

Net cash used in operating activities
	$(2,840)	$(1,000)	$(43,688)

Cash Flows From
Investing Activities	$0	$0	$0

Cash Flows From
Financing Activities
Issuance of common stock	$0	$0	$30,000
Increase in officer advances	2,840	1,000	14,521

Net cash provided by financing activities
	$0	$0	$44,521

Net increase (decrease) in cash
	$0	$0	$833

Cash, beginning of period	833	833	$0

Cash, end of period	$833	$833	$833

Supplemental Information and Non-monetary Transactions:

Interest paid	$0	$0	$0

Taxes paid	$0	$0	$0

See Accompanying Notes to Financial Statements

TEEN EDUCATION GROUP, INC.
(A Development Stage Enterprise)
NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)

Note 1. Nature of Business and Significant Accounting Policies

Nature of business:

Teen Education Group, Inc. (“Company”) was organized April 16, 2007 under the laws of the State of Delaware.  The Company currently has no operations and, in accordance with Statement of Financial Accounting Standard (SFAS) No. 7, “Accounting and Reporting by Development Stage Enterprises,” is considered a Development Stage Enterprise.

A summary of the Company’s significant accounting policies is as follows:

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

Cash

For the Statements of Cash Flows, all highly liquid investments with maturity of three months or less are considered to be cash equivalents.  There were no cash equivalents as of March 31, 2009 and December 31, 2008.

Income taxes

Income taxes are provided based upon the liability method of accounting pursuant to Statement of Financial Accounting Standards No. 109 “Accounting for Income Taxes.”  Under this approach, deferred income taxes are recorded to reflect the tax consequences in future years of differences between the tax basis of assets and liabilities and their financial reporting amounts at each year-end.  A valuation allowance is recorded against deferred tax assets if management does not believe the Company has met the “more likely than not” standard imposed by SFAS No. 109 to allow recognition of such an asset. See Note 5.

TEEN EDUCATION GROUP, INC.
(A Development Stage Enterprise)
NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)

Note 1.	Nature of Business and Significant Accounting Policies (continued)

Effective November 1, 2007, the Company adopted the Financial Accounting Standards Board (“FASB”) Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Additionally, FIN 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The adoption of FIN 48 did not have a material impact on the Company’s financial position, results of operation or liquidity.  The current Company policy classifies any interest recognized on an underpayment of income taxes as interest expense and classifies any statutory penalties recognized on a tax position taken as selling, general and administrative expense.

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

Going concern

The Company's financial statements are prepared in accordance with generally accepted accounting principles applicable to a going concern. This contemplates the realization of assets and the liquidation of liabilities in the normal course of business. Currently, the Company does not have cash, or material assets, nor does it have operations or a source of revenue sufficient to cover its operation costs and allow it to continue as a going concern. The Company will be dependent upon the raising of additional capital through placement of our common stock in order to implement its business plan, or merge with an operating company. There can be no assurance that the Company will be successful in either situation in order to continue as a going concern. The officers and directors have committed to advancing certain operating costs of the Company.

Note 2. Stockholders’ Equity

Common Stock

The authorized common stock of the Company consists of 100,000,000 shares with par value of $0.001.  On April 17, 2007 the Company authorized and issued 2,000,000 shares of its $.001 par value common stock in consideration of $5,000 in cash.

TEEN EDUCATION GROUP, INC.
(A Development Stage Enterprise)
NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)

Note 2.	Stockholders’ Equity (continued)

On December 12, 2007 the Company initiated an SB-2 offering, selling 250,000 common shares at $0.01 per share, raising $25,000. On December 21, 2007 the offering was completed. The 250,000 common shares were delivered December 31, 2007.

Preferred Stock

The authorized preferred stock of the Company consists of 5,000,000 shares with a par value of $0.01. The Company has no preferred stock issued or outstanding as of March 31, 2009 and December 31, 2008.

Net Loss Per Common Share

Net loss per share is calculated in accordance with FASB ASC 260, “Earnings Per Share.   The weighted-average number of common shares outstanding during each period is used to compute basic loss per share.  Diluted loss per share is computed using the weighted averaged number of shares and dilutive potential common shares outstanding.  Dilutive potential common shares are additional common shares assumed to be exercised.

Basic net loss per common share is based on the weighted average number of shares of common stock outstanding of 2,250,000 during 2009, 2008, and since inception.  As of March 31, 2009 and December 31, 2008 and since inception, the Company had no dilutive potential common shares.

Note 3.	Income Taxes

We did not provide any current or deferred U.S. federal income tax provision or benefit for any of the periods presented because we have experienced operating losses since inception. Per Statement of Accounting Standard No. 109 – Accounting for Income Tax and FASB Interpretation No. 48 - Accounting for Uncertainty in Income Taxes an interpretation of FASB Statement No.109, when it is more likely than not that a tax asset cannot be realized through future income the Company must allow for this future tax benefit.  We provided a full valuation allowance on the net deferred tax asset, consisting of net operating loss carry-forwards, because management has determined that it is more likely than not that we will not earn income sufficient to realize the deferred tax assets during the carry-forward period.

The net federal operating loss carry forward will expire between 2027 and 2028.  This carry forward may be limited upon the consummation of a business combination under IRC Section 381.

TEEN EDUCATION GROUP, INC.
(A Development Stage Enterprise)
NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)

Note 4.	Related Party Transactions

The Company neither owns nor leases any real or personal property.  An officer or resident agency of the corporation provides office services without charge.  Such costs are immaterial to the financial statements and accordingly, have not been reflected therein.  The officers and directors for the Company are involved in other business activities and may, in the future, become involved in other business opportunities.  If a specific business opportunity becomes available, such persons may face a conflict in selecting between the Company and their other business interest.  The Company has not formulated a policy for the resolution of such conflicts. As of March 31, 2009 and December 31, 2008, the company owed officers $14,521 and $11,681 respectively.

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

ITEM 4.                      CONTROLS AND PROCEDURES.

Internal  control over financial  reporting  refers to the process designed by, or under the supervision of, our Chief Executive Officer and Chief Financial Officer, and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial  statements for external purposes in accordance with generally accepted accounting  principles,  and includes those policies and procedures that:

•	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

•
Provide  reasonable   assurance  that  transactions  are  recorded  as necessary to permit preparation of financial  statements in accordance with generally accepted accounting  principles,  and that our receipts and expenditures are being made only in accordance with  authorization of our management and directors; and

•	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisitions, use or disposition of our assets that could have a material effect on the financial statements.

Internal control over financial reporting cannot provide absolute assurance of achieving financial reporting objectives because of its inherent limitations.  It is a process that involves  human  diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures.  It also can be circumvented by collusion or improper management override.

Because of such  limitations,  there is a risk that material  misstatements may not be  prevented  or detected on a timely  basis by internal  control  over financial reporting.  However,  these inherent limitations are known features of the financial  reporting process.  Therefore,  it is possible to design into the process  certain  safeguards  to  reduce,  thought  not  eliminate,  this  risk. Management is responsible for  establishing  and intaining  adequate  internal control  over  our  financial  reporting.  To avoid  segregation  of duty due to management  accounting size,  management had engaged an outside CPA to assist in the financial reporting.

Management has used the framework set forth in the report entitled Internal Control  -  Integrated  Framework  published  by  the  Committee  of  Sponsoring Organizations  of the  Treadway  Commission,  known as  COSO,  to  evaluate  the effectiveness of our internal control over financial reporting.  Based upon this assessment,  management had concluded  that our internal  control over financial reporting was  effective as of and for the year ended  December 31, 2008 and the current quarter then ended.

The Company is not an "accelerated  filer" for the current fiscal year because it is qualified as a "small  business  issuer."  Hence,  under  current law, the internal controls  certification and attestation  requirements of Section 404 of the Sarbanes-Oxley act will not apply to the Company.

        Our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) are designed to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934, such as this quarterly report on Form 10-Q, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.  Our disclosure controls and procedures are also designed to ensure that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

        Our Chief Executive Officer and Chief Financial Officer have conducted an evaluation of the effectiveness of our disclosure controls and procedures.  We perform this evaluation on a quarterly basis so that the conclusions concerning the effectiveness of our disclosure controls and procedures can be reported in our quarterly reports on Form 10-Q and annual report on Form 10-K.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer are required to conclude on the effectiveness of the disclosure controls and procedures as at the end of the quarter covered by this report.

        The Company's disclosure controls and procedures and internal controls over financial reporting were not effective at each of March 31, 2009, June 30, 2009 and September 30, 2009, due to the Company's inadvertent failure to include in its conclusion in the quarterly reports on Form 10-Q for quarters thereafter ended management's assessment of disclosures controls and procedures and management’s inadvertent failure to include additional comparative information in the financial statements.

        As a result of our ineffective controls and procedures, we took and are taking measures to enhance the ability of our systems of disclosure controls and procedures to timely identify and respond to changes in the applicable securities filing regulations that are applicable to us.

Changes in Internal Controls

        There were no changes in our internal controls over financial reporting that occurred during the period covered by this report that have materially affected, or is reasonably likely to materially affect our internal controls over financial reporting.

         In March 2010, we initiated changes in our disclosure controls and procedures and internal controls over financial reporting that addressed our material weaknesses.  We instituted new reporting and approval procedures that have remediated the disclosed material weaknesses.

PART II

OTHER INFORMATION

ITEM 1.                      LEGAL PROCEEDINGS                                                                             None

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

Sections 13 and 15(d) of the  Securities  Exchange Act of 1934, as amended, (the  "1934  Act"),   require  companies  subject  thereto  to  provide  certain
information  about  significant  acquisitions,   including  certified  financial statements  for the  company  acquired,  covering  one,  two,  or  three  years, depending on the relative size of the acquisition. The time and additional costs that may be incurred by some target  entities  to prepare  such  statements  may significantly  delay  or  essentially  preclude  consummation  of  an  otherwise desirable aquisition by the Company.  Acquisition prospects that do not have or are unable to obtain the required audited  statements may not be appropriate for acquisition  so  long  as  the  reporting  requirements  of  the  1934  Act  are applicable.

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

ITEM 2.                      Unregistered Sales of Equity Securities and Use Proceeds.................None

ITEM 3.                      Defaults Upon Senior Securities...............................................................None

ITEM 4.                      Submission of Matter to a Vote of Security Holders.............................None

ITEM 5.                      Other Information........................................................................................None

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

31.1 Rule 13a-14(a)/15d-14(a) - Certification of Chief Executive Officer.

31.2 Rule 13a-14(a)/15d-14(a) - Certification of Chief Financial Officer.

32.1 Section 1350 Certification - Chief Executive Officer.

32.1 Section 1350 Certification - Chief Financial Officer.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 30, 2010

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