Form 10-Q/A
period 2009-06-30
TEEN EDUCATION GROUP, INC.
filed 2010-03-30
CIK 1413581

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

PART I

FINANCIAL INFORMATION

ITEM 1.                      Financial Statements

TEEN EDUCATION GROUP, INC.
(A Development Stage Enterprise)

JUNE 30, 2009
DECEMBER 31, 2008

TEEN EDUCATION GROUP, INC.
(A DEVELOPMENT STAGE ENTERPRISE)

CONTENTS

FINANCIAL STATEMENTS - UNAUDITED

Balance Sheets	5

Statements of Operations	6

Statements of Stockholders' Equity	7

Statements of Cash Flows	8

Notes to Financial Statements	9-12

TEEN EDUCATION GROUP, INC.
(A Development Stage Enterprise)
BALANCE SHEETS

June 30,2009 (Unaudited)	December 31, 2008

ASSETS

CURRENT ASSETS
Cash	$439	$833

Total current assets	$0	$0

Total assets	$0	$0

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Accounts payable	$0	$0
Officers advances	15,818	11,681

Total current liabilities	$15,818	$11,681

STOCKHOLDERS’ DEFICIT
Preferred stock: $.001 par value;
authorized 5,000,000 shares; none issued or
outstanding at June 30, 2009 and
December 31, 2008	0	0
Common stock: $.001 par value;
authorized 100,000,000 shares; issued
and outstanding: 2,250,000 shares at
June 30, 2009 and December 31, 2008	2,250	2,250
Additional paid-in capital	27,750	27,750
Accumulated deficit during development stage	(45,379)	(40,848)

Total stockholders’ deficit	$(15,379)	$(10,848)

Total liabilities and
stockholders’ deficit	$439	$833

See Accompanying Notes to Financial Statements

TEEN EDUCATION GROUP, INC.
(A Development Stage Enterprise)
STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008	Apr. 19, 2007 (inception) to June 30, 2009

Revenues	$0	$0	$ 0	$ 0	$0

Cost of revenue	0	0	0	0	0

Gross profit	$0	$0	$ 0	$ 0	$0
General, selling and
administrative expenses	3,039	3,100	4,531	5,037	45,379
Operating loss	$(3,039)	$(3,100)	$ (4,531)	$ (5,037)	$(45,379)

Nonoperating income (expense)	0	0	0	0	2

Net loss	$(3,039)	$(3,100)	$ (4,531)	$ (5,037)	$(45,379)

Net loss per share, basic
and diluted	$(0.00)	$(0.00)	$ (0.00)	$ (0.00)

Average number of shares
of common stock outstanding	2,250,000	2,250,000	2,250,000	2,250,000

See Accompanying Notes to Financial Statements

TEEN EDUCATION GROUP, INC.
(A Development Stage Enterprise)
STATEMENTS OF STOCKHOLDERS’ DEFICIT
(UNAUDITED)

				Accumulated
				Deficit
			Additional	During
	Common Stock		Paid-In	Development
	Shares	Amount	Capital	Stage	Total

April 17, 2007, issue common stock	2,000,000	$2,000	$3,000	$0	$5,000
December 27, 2007, issue SB-2 common stock	250,000	250	24,750	0	25,000
Net loss, December 31, 2007				(9,116)	(9,116)
Balance, December 31, 2007	2,250,000	$2,250	$27,750	$(9,116)	$20,884
Net loss, December 31, 2008				(31,732)	(31,732)

Balance, December 31, 2008	2,250,000	$2,250	$27,750	$(40,848)	$(10,848)
Net loss, June 30, 2009				(4,531)	(4,531)

Balance, June 30, 2009	2,250,000	$2,250	$27,750	$(45,379)	$(15,379)

See Accompanying Notes to Financial Statements

TEEN EDUCATION GROUP, INC.
(A Development Stage Enterprise)
STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended		Apr. 19, 2007 (inception) to
	June 30, 2009	June 30, 2008	June 30, 2009

Cash Flows From
Operating Activities
Net loss	$(4,531)	$(5,037)	$(45,379)
Adjustments to reconcile net loss to cash used in operating activities:
Changes in assets and liabilities Increase (decrease) in accounts payable
	0	0	0

Net cash used in operating activities
	$(4,531)	$(5,037)	$(45,379)

Cash Flows From
Investing Activities	$0	$0	$0

Cash Flows From
Financing Activities
Issuance of common stock	$0	$0	$30,000
Increase in officer advances	4,137	5,037	15,818

Net cash provided by financing activities
	$4,137	$0	$45,818

Net increase (decrease) in cash
	$(394)	$0	$439

Cash, beginning of period	833	833	$0

Cash, end of period	$439	$833	$439

Supplemental Information and Non-monetary Transactions:

Interest paid	$0	$0	$0

Taxes paid	$0	$0	$0

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

Cash

For the Statements of Cash Flows, all highly liquid investments with maturity of three months or less are considered to be cash equivalents.  There were no cash equivalents as of June 30, 2009 and December 31, 2008.

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

Preferred Stock

The authorized preferred stock of the Company consists of 5,000,000 shares with a par value of $0.01. The Company has no preferred stock issued or outstanding as of June 30, 2009 and December 31, 2008.

TEEN EDUCATION GROUP, INC.
(A Development Stage Enterprise)
NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)

Note 2.	Stockholders’ Equity (continued)

Net Loss per Common Share

Net loss per share is calculated in accordance with SFAS No. 128, “Earnings Per Share.”  The weighted-average number of common shares outstanding during each period is used to compute basic loss per share.  Diluted loss per share is computed using the weighted averaged number of shares and dilutive potential common shares outstanding.  Dilutive potential common shares are additional common shares assumed to be exercised.

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

ITEM 2.                     Unregistered Sales of Equity Securities and Use Proceeds

                                    None

ITEM 3.                     Defaults Upon Senior Securities

                                    None

ITEM 4.                     Submission of Matter to a Vote of Security Holders

                                    None

ITEM 5.                     Other Information

                                    None

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