Form 10-Q/A
period 2009-09-30
TEEN EDUCATION GROUP, INC.
filed 2010-03-30
CIK 1413581

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

PART I

FINANCIAL INFORMATION

ITEM 1.                      Financial Statements

TEEN EDUCATION GROUP, INC.
(A Development Stage Enterprise)

SEPTEMBER 30, 2009
DECEMBER 31, 2008

TEEN EDUCATION GROUP, INC.
(A DEVELOPMENT STAGE ENTERPRISE)

CONTENTS

FINANCIAL STATEMENTS - UNAUDITED

Balance Sheets	5

Statements of Operations	6

Statements of Stockholders' Equity	7

Statements of Cash Flows	8

Notes to Financial Statements	9-11

TEEN EDUCATION GROUP, INC.
(A Development Stage Enterprise)
BALANCE SHEETS

September 30, 2009 (Unaudited)	December 31, 2008

ASSETS

CURRENT ASSETS
Cash	$0	$833

Total current assets	$0	$0

Total assets	$0	$833

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Accounts payable	$2,500	$0
Officers advances	16,238	11,681

Total current liabilities	$18,738	$11,681

STOCKHOLDERS’ DEFICIT
Preferred stock: $.001 par value;
authorized 5,000,000 shares; none issued or
outstanding at September 30, 2009 and
December 31, 2008	0	0
Common stock: $.001 par value;
authorized 100,000,000 shares; issued
and outstanding: 2,250,000 shares at
September 30, 2009 and December 31, 2008	2,250	2,250
Additional paid-in capital	27,750	27,750
Accumulated deficit during development stage	(48,738)	(40,848)

Total stockholders’ deficit	$(18,738)	$(10,848)

Total liabilities and
stockholders’ deficit	$0	$833

See Accompanying Notes to Financial Statements

TEEN EDUCATION GROUP, INC.
(A Development Stage Enterprise)
STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30, 2009	September 30, 2008	September 30, 2009	September30, 2008	Apr. 19, 2007 (inception) to September 30, 2009

Revenues	$0	$0	$ 0	$ 0	$0

Cost of revenue	0	0	0	0	0

Gross profit	$0	$0	$ 0	$ 0	$0
General, selling and
administrative expenses	3,359	357	7,890	4,165	48,740
Operating loss	$(3,359)	$(357)	$ (7,890)	$ (4,165)	$(48,740)

Nonoperating income (expense)	0	0	0	0	2

Net loss	$(3,359)	$(357)	$ (7,890)	$ (4,165)	$(48,738)

Net loss per share, basic
and diluted	$(0.00)	$(0.00)	$ (0.00)	$ (0.00)

Average number of shares
of common stock outstanding	2,250,000	2,250,000	2,250,000	2,250,000

See Accompanying Notes to Financial Statements

TEEN EDUCATION GROUP, INC.
(A Development Stage Enterprise)
STATEMENTS OF STOCKHOLDERS’ DEFICIT
(UNAUDITED)

				Accumulated
				Deficit
			Additional	During
	Common Stock		Paid-In	Development
	Shares	Amount	Capital	Stage	Total

April 17, 2007, issue common stock	2,000,000	$2,000	$3,000	$0	$5,000
December 27, 2007, issue SB-2 common stock	250,000	250	24,750	0	25,000
Net loss, December 31, 2007				(9,116)	(9,116)
Balance, December 31, 2007	2,250,000	$2,250	$27,750	$(9,116)	$20,884
Net loss, December 31, 2008				(31,732)	(31,732)

Balance, December 31, 2008	2,250,000	$2,250	$27,750	$(40,848)	$(10,848)
Net loss, September 30, 2009				(7,890)	(7,890)

Balance, September 30, 2009	2,250,000	$2,250	$27,750	$(48,738)	$(18,738)

See Accompanying Notes to Financial Statements

TEEN EDUCATION GROUP, INC.
(A Development Stage Enterprise)
STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended		Apr. 19, 2007 (inception) to
	September 30, 2009	September 30, 2008	September 30, 2009

Cash Flows From
Operating Activities
Net loss	$(7,890)	$(5,394)	$(48,738)
Adjustments to reconcile net loss to cash used in operating activities:
Changes in assets and liabilities Increase (decrease) in accounts payable
	2,500	0	2,500

Net cash used in operating activities
	$(5,390)	$(5,394)	$(46,238)

Cash Flows From
Investing Activities	$0	$0	$0

Cash Flows From
Financing Activities
Issuance of common stock	$0	$0	$30,000
Increase in officer advances	4,557	5,394	16,238

Net cash provided by financing activities
	$4,557	$5,394	$46,238

Net increase (decrease) in cash
	$(833)	$0	$0

Cash, beginning of period	833	833	$0

Cash, end of period	$0	$833	$0

Supplemental Information and Non-monetary Transactions:

Interest paid	$0	$0	$0

Taxes paid	$0	$0	$0

See Accompanying Notes to Financial Statements

TEEN EDUCATION GROUP, INC.
(A Development Stage Enterprise)
STATEMENTS OF CASH FLOWS
(UNAUDITED)

Note 1. Nature of Business and Significant Accounting Policies

Nature of business:

Teen Education Group, Inc. (“Company”) was organized January 14, 2000 under the laws of the State of Nevada.  The Company currently has no operations and, in accordance with Statement of Financial Accounting Standard (SFAS) No. 7, “Accounting and Reporting by Development Stage Enterprises,” is considered a Development Stage Enterprise.

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

Cash

For the Statements of Cash Flows, all highly liquid investments with maturity of three months or less are considered to be cash equivalents.  There were no cash equivalents as of September 30, 2009 and December 31, 2008.

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

Preferred Stock

The authorized preferred stock of the Company consists of 5,000,000 shares with a par value of $0.01. The Company has no preferred stock issued or outstanding as of September 30, 2009 or December 31, 2008.

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

The Company neither owns nor leases any real or personal property.  An officer or resident agency of the corporation provides office services without charge.  Such costs are immaterial to the financial statements and accordingly, have not been reflected therein.  The officers and directors for the Company are involved in other business activities and may, in the future, become involved in other business opportunities.  If a specific business opportunity becomes available, such persons may face a conflict in selecting between the Company and their other business interest.  The Company has not formulated a policy for the resolution of such conflicts. As of September 30, 2009 and December 31, 2008, the company owed officers $16,238 and $11,681, respectively.

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

Shell Issues.

On June 29, 2005,  the  Securities and  Exchange  Commission  adopted final rules  amending the Form S-8 and the Form 8-K for shell  companies  like us. The amendments expand the definition of a shell company to be broader than a company with no or  nominal operations/assets  or  assets  consisting  of cash and cash equivalents,  the  amendments  prohibit  the use of a From S-8 (a form used by a corporation to register  securities  issued to an employee,  director,  officer, consultant or advisor, under certain circumstances),  and revise the Form 8-K to require a shell  company  to  include  current  Form 10  information,  including audited financial  statements,  in the filing on Form 8-K that the shell companyfiles to report  the  acquisition  of the  business  opportunity.  The rules are designed to assure that investors in shell companies that acquire  operations or assets  have  access  on a timely  basis to the same kind of  information  as is available to investors in public companies with continuing operations.

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

ITEM 4.CONTROLS AND PROCEDURES.

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

                          None

ITEM 3.                      Defaults Upon Senior Securities.

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