Form 10-K
period 2009-12-31
TEEN EDUCATION GROUP, INC.
filed 2010-04-15
CIK 1413581

Commission File No. 333-147045

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-K

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended: December 31, 2009

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (ss. 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [   ] No [   ]

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated Filer	Accelerated filer	Non-accelerated filer (Do not check if a smaller reporting company)	Smaller reporting company
[ ]	[ ]	[ ]	[X]

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

As of April 15, 2010, the Registrant had 2,250,000 shares of Common Stock, $.001 par value, issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None

TABLE OF CONTENTS

PAGE

PART I

Item 1. Business	4

Item 1A. Risk Factors	5

Item 1B. Unresolved Staff Comments	7

Item 2. Properties	7

Item 3. Legal Proceedings	7

Item 4. (Removed and Reserved)	8

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder	8
Matters and Issuer Purchases of Equity Securities

Item 6. Selected Financial Data	9

Item 7. Management's Discussion and Analysis of Financial Condition
and Results of Operations	9

Item 7A. Quantitative and Qualitative Disclosures About Market Risk	9

Item 8. Financial Statements and Supplementary Data	10

Item 9. Changes in and Disagreements With Accountants on Accounting	23
and Financial Disclosure

Item 9A (T). Controls and Procedures	23

Item 9B. Other Information	24

PART III

Item 10. Directors, Executive Officers and Corporate Governance	25

Item 11. Executive Compensation	26

Item 12. Security Ownership of Certain Beneficial Owners and
Management and Related Stockholder Matters	26

Item 13. Certain Relationships and Related Transactions, and Director
Independence	26

Item 14. Principal Accountant Fees and Services	26

PART IV

Item 15. Exhibits and Financial Statement Schedules	27

Signatures	28

PART I

ITEM 1.                      BUSINESS.

Generally

Teen Education Group, Inc. was incorporated on April 16, 2007 in the State of Delaware.

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

Current Status

As of the date hereof, we can be defined as a "shell" company, an entity which is generally described as having no or nominal operations and with no or nominal assets or assets consisting solely of cash and cash equivalents. As a shell company, our sole purpose at this time is to locate and consummate a merger or acquisition with a private entity.

Also, as of the date hereof, based upon our proposed future business activities, we may also be deemed a "blank check" company. The Securities and Exchange Commission definition of such a company as a development stage company that has no specific business plan or purpose, or has indicated that its business plan is to engage in a merger or acquisition with an unidentified company or companies, or other entity or person and is issuing "penny stock."

A "penny stock" security is any equity security other than a security (i)  that is a reported security (ii) that is issued by an investment company (iii)  that is a put or call issued by the Option Clearing Corporation (iv) that has a price of $5.00 or more (except for purposes of Rule 419 of the Securities Act of 1933, as amended) (v) that is registered on a national securities exchange (vi)  that is authorized for quotation on the Nasdaq Stock Market, unless other provisions of the defining rule are not satisfied, or (vii) that is issued by an issuer with (a) net tangible assets in excess of $2,000,000, if in continuous operation for more than three years or $5,000,000 if in operation for less than three years or (b) average revenue of at least $6,000,000 for the last three years.

We have elected to become a reporting company on a voluntary basis because the primary attraction of the Company as a merger partner or acquisition vehicle will be because of our status as a public company. In addition, we became a reporting company to enhance investor protection and to provide information if a trading market commences. Only those companies that report their current financial information to the Securities and Exchange Commission, banking, or insurance regulators are permitted to be quoted in the OTC Bulletin Board System.

We have been assigned the trading symbol of TEDG for the OTC Bulletin Board System.

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

Our business is subject to numerous risk factors, including the following:

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

5.              Our success is dependent on management that has other full time employment, has limited experience and will only devote limited part time working for the Company that makes our future even more uncertain.

We have not entered into a written employment agreement with our sole officer and director and none is expected in the foreseeable future. We have not obtained key man life insurance of our sole officer or director. Notwithstanding the limited experience and time commitment of management, the loss of the services of Robert L. Wilson would adversely affect development of our business and our likelihood of continuing operations.

6.              The reporting requirements under federal securities law may delay or prevent us from making certain acquisitions.

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

7.              The Investment Company Act of 1940 creates a situation wherein we would be required to register and could be required to incur substantial additional costs and expenses.

Although we will be subject to regulation under the 1934 Act, management believes the Company will not be subject to regulation under the Investment Company Act of 1940, insofar as we will not be engaged in the business of investing or trading in securities. In the event we engage in business combination that result in us holding passive investment interests in a number of entities, we could be subject to regulation under the Investment Company Act of 1940. In such event, we would be required to register as an investment company and could be expected to incur significant registration and compliance costs. We have obtained no formal determination from the Securities and Exchange Commission as to the status of our Company under the Investment Company Act of 1940 and, consequently, any violation of such Act would subject us to material adverse consequences.

8.              Our present management most likely will not remain after we complete a business combination.

A business combination involving the issuance of our Common Stock will, in all likelihood, result in the shareholders of a private company obtaining a controlling interest in us. Any such business combination may require our management to sell or transfer all or a portion of the Company's Common Stock held and/or resign as a member of the Board of Directors. The resulting change in our control could result in removal of one or more present officers and directors and a corresponding reduction in or elimination of any participation in our future affairs.

9.              At the time we do any business combination, each shareholder will most likely hold a substantially lesser percentage ownership in the Company.

Our current primary plan of operation is based upon a business combination with a private concern that, in all likelihood, would result in the Company issuing securities to shareholders of any such private company. The issuance of our previously authorized and unissued Common Stock would result in reduction in percentage of shares owned by our present and prospective shareholders and may result in a change in our control or in our management.

10.            As a shell company, we face substantial additional adverse business and legal consequences.

We may enter into a business combination with an entity that desires to establish a public trading market for its shares. A business opportunity may attempt to avoid what it deems to be adverse consequences of undertaking its own public offering by seeking a business combination with us. Such consequences may include, but are not limited to, time delays of the registration process,  significant expenses to be incurred in such an offering, loss of voting control to public shareholders and the inability or unwillingness to comply with various federal and state laws enacted for the protection of investors.

On June 29, 2005, the Securities and Exchange Commission adopted final rules amending the Form S-8 and the Form 8-K for shell companies like us. The amendments expand the definition of a shell company to be broader than a company with no or nominal operations/assets or assets consisting of cash and cash equivalents, the amendments prohibit the use of a From S-8 (a form used by a corporation to register securities issued to an employee, directors, officer,  consultant or advisor), under certain circumstances, and revise the Form 8-K to require a shell company to include current Form 10 information, including audited financial statements, in the filing on Form 8-K that the shell company files to report the acquisition of the business opportunity. This initial filing is within four days of the acquisition. The Form 8-K filing may be reviewed by the Securities and Exchange Commission and the prospects of certain disclosures or review or the lack of the ability to issue securities using a Form S-8 may delay the consummation of a business combination because of the target entities inability to comply with various federal and state laws enacted for the protection of investors or the unwillingness to assume the significant costs of compliance.

11.            The requirement of audited financial statements may disqualify business opportunities.

Our management believes that any potential business opportunity must provide audited financial statements for review, for the protection of all parties to the business combination. One or more attractive business opportunities may choose to forego the possibility of a business combination with us, rather than incur the expenses associated with preparing audited financial statements.

12.            Our officers and directors are the principal shareholders and will be able to approve all corporate actions without shareholder consent and will control our Company.

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

13.            There is no active trading market for our Common Stock and you may have no ability to sell the shares.

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

14.            Our shareholders may face significant restrictions on the resale of our  Common Stock due to state "blue sky" laws or if we are determined to be a "blank check" company.

If our Common Stock does not meet blue sky resale requirements, certain shareholders may be unable to resell our Common Stock. The resale of Common Stock must meet the blue sky resale requirements in the states in which the proposed purchasers reside. If we are unable to qualify the Common Stock and there is no exemption from qualification in certain states, the holders of the Common Stock or the purchasers of the Common Stock may be unable to sell them.

There are state regulations that may adversely affect the transferability of our Common Stock. We have not registered our Common Stock for resale under the securities or "blue sky" laws of any state. We may seek qualification or advise our shareholders of the availability of an exemption. We are under no obligation to register or qualify our Common Stock in any state or to advise the shareholders of any exemptions.

Current shareholders, and person who desire to purchase the Common Stock in any trading market that may develop in the future, should be aware that there might be significant state restrictions upon the ability of new investors to purchase the Common Stock.

Blue sky laws, regulations, orders, or interpretations place limitations on offerings or sales of securities by "blank check" companies or in "blind-pool" offerings, or if such securities represent "cheap stock" previously issued to promoters or others. Our initial shareholders, because they originally paid $.10 for each share, may be deemed to hold "cheap stock." These limitations typically provide, in the form of one or more of the following limitations, that such securities are:

(a)	Not eligible for sale under exemption provisions permitting sales without registration to accredited investors or qualified purchasers;

(b)	Not eligible for the transaction exemption from registration for non-issuer transactions by a registered broker-dealer;

(c)	Not eligible for registration under the simplified small corporate offering registration (SCOR) form available in many states;

(d)	Not eligible for the "solicitations of interest" exception to securities registration requirements available in many states;

(e)	Not permitted to be registered or exempted from registration, and thus not permitted to be sold in the state under any circumstances.

Virtually all 50 states have adopted one or more of these limitations, or other limitations or restrictions affecting the sale or resale of stock of blank check companies or securities sold in "blind pool" offerings or "cheap stock" issued to promoters or others.

Any secondary trading market which may develop, may only be conducted in those jurisdictions where an applicable exemption is available or where the shares have been registered.

We do not have any legal opinions as it relates to whether were a blind pool or blank-check company. The Securities and Exchange Commission have adopted a rule (Rule 419) which defines a blank-check company as (i) a development stage company, that is (ii) offering penny stock, as defined by Rule 3a51-1, and (iii)  that has no specific business plan or purpose or has indicated that its business plan is engage in a merger or acquisition with an unidentified company or companies. Certain jurisdictions may have definitions that are more restrictive than Rule 419. We have been informed that the Securities and Exchange Commission has cautioned that "it will scrutinize registered offerings for attempts to create the appearance that the registrant... has a specific business plan, in an effort to avoid the applicable of Rule 419." Provisions of Rule 419 apply to every registration statement filed under the Securities Act of 1933, as amended,  relating to an offering by a blank-check company.

The provisions of Rule 144 for shares subsequently issued by a shell company may further restrict the sale of newly issued shares of Common Stock.

The Company's officers, directors and majority shareholders have expressed their intention not to engage in any transactions with respect to the Company's Common Stock except in connection with or following a business combination resulting in us no longer being defined as a blank check issuer.

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

ITEM 4.                      (REMOVED AND RESERVED)

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

Liquidity.

As of December 31, 2008, we had cash of $833 and we had total liabilities of $11,681 and we had a negative net worth of $10,848.  As of December 31, 2009, we had no assets and we had total liabilities of $19,183 and we had a negative net worth of $19,183.

We have had no revenues from inception December 31, 2008. We have a loss from inception through December 31, 2009 of $49,183.

We have officer's advances of $11,681 from inception to December 31, 2008 and $16,283 from inception to December 31, 2009.
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

ITEM 8.                      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

TEEN EDUCATION GROUP, INC.
(A Development Stage Enterprise)

DECEMBER 31, 2009
DECEMBER 31, 2008

TEEN EDUCATION GROUP, INC.
(A DEVELOPMENT STAGE ENTERPRISE)

CONTENTS

FINANCIAL STATEMENTS - UNAUDITED

Balance Sheets	13

Statements of Operations	14

Statements of Stockholders' Equity	15

Statements of Cash Flows	16

Notes to Financial Statements	17 - 22

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

Kyle L. Tingle, CPA, LLC

February 24, 2009
Las Vegas, Nevada

TEEN EDUCATION GROUP, INC.
(A Development Stage Enterprise)
BALANCE SHEETS

December 31, 2009	December 31, 2008

ASSETS

CURRENT ASSETS
Cash	$0	$833

Total current assets	$0	$833

Total assets	$0	$833

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Accounts payable	$2,945	$0
Officers advances	16,238	11,681

Total current liabilities	$19,183	$11,681

STOCKHOLDERS’ DEFICIT
Preferred stock: $.001 par value;
authorized 5,000,000 shares; none issued or
outstanding at December 31, 2009 and
December 31, 2008	0	0
Common stock: $.001 par value;
authorized 100,000,000 shares; issued
and outstanding: 2,250,000 shares at
December 31, 2009 and December 31, 2008	2,250	2,250
Additional paid-in capital	27,750	27,750
Accumulated deficit during development stage	(49,183)	(40,848)

Total stockholders’ deficit	$(19,183)	$(10,848)

Total liabilities and
stockholders’ deficit	$0	$833

See Accompanying Notes to Financial Statements

TEEN EDUCATION GROUP, INC.
(A Development Stage Enterprise)
STATEMENTS OF OPERATIONS

	Year Ended December 31, 2009	Year Ended December 31, 2008	Apr. 16, 2007 (inception) to December 31, 2009

Revenues	$0	$0	$0

Cost of revenue	0	0	0

Gross profit	$0	$0	$0
General, selling and
administrative expenses	8,335	31,732	49,185
Operating loss	$(8,335)	$(31,732)	$(49,185)

Interest income	0	0	2

Net loss	$(8,335)	$(31,732)	$(49,183)

Net loss per share, basic
and diluted	$(0.00)	$(0.00)	$(0.02)

Average number of shares
of common stock outstanding	2,250,000	2,250,000	2,250,000

See Accompanying Notes to Financial Statements

TEEN EDUCATION GROUP, INC.
(A Development Stage Enterprise)
STATEMENTS OF STOCKHOLDERS’ DEFICIT

				Accumulated
				Deficit
			Additional	During
	Common Stock		Paid-In	Development
	Shares	Amount	Capital	Stage	Total

April 17, 2007, issue common stock	2,000,000	$2,000	$3,000	$0	$5,000
December 27, 2007, issue SB-2 common stock	250,000	250	24,250	0	25,000
Net loss, December 31, 2007				(9,116)	(9,116)
Balance, December 31, 2007	2,250,000	$2,250	$27,750	$(9,116)	$20,884
Net loss, December 31, 2008				(31,732)	(31,732)

Balance, December 31, 2008	2,250,000	$2,250	$27,750	$(40,848)	$(10,848)
Net loss, December 31, 2009				(8,335)	(8,335)

Balance, December 31, 2009	2,250,000	$2,250	$27,750	$(49,183)	$(19,183)

See Accompanying Notes to Financial Statements

TEEN EDUCATION GROUP, INC.
(A Development Stage Enterprise)
STATEMENTS OF CASH FLOWS

	Year Ended December 31, 2009	Year Ended December 31, 2008	Apr. 16, 2007 (inception) to December 31, 2009

Cash Flows From
Operating Activities
Net loss	$(8,335)	$(31,732)	$(49,183)
Adjustments to reconcile net loss to cash used in operating activities:
Changes in assets and liabilities Increase (decrease) in accounts payable
	2,945	0	2,945

Net cash used in operating activities
	$(5,390)	$(31,732)	$(46,238)

Cash Flows From
Investing Activities	$0	$0	$0

Cash Flows From
Financing Activities
Issuance of common stock	$0	$0	$30,000
Increase in officer advances	4,557	6,563	16,238

Net cash provided by financing activities
	$4,557	$6,563	$46,238

Net increase (decrease) in cash
	$(833)	$(25,169)	$0

Cash, beginning of period	833	26,002	$0

Cash, end of period	$0	$833	$0

Supplemental Information and Non-monetary Transactions:

Interest paid	$0	$0	$0

Taxes paid	$0	$0	$0

See Accompanying Notes to Financial Statements

TEEN EDUCATION GROUP, INC.
(A Development Stage Enterprise)
NOTES TO FINANCIAL STATEMENTS

Note 1. NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

NATURE OF BUSINESS:

Teen Education Group, Inc. (“Company”) was organized April 16, 2007 under the laws of the State of Delaware.  The Company currently has no operations and in accordance with FASB ASC 915 “Development Stage Entities,” is considered a Development Stage Enterprise.  The Company has been in the development stage since its formation and has realized minimal revenues from its operations.

A SUMMARY OF THE COMPANY’S SIGNIFICANT ACCOUNTING POLICIES IS AS FOLLOWS :

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

INCOME TAXES

The Company accounts for income taxes under FASB ASC 740 "Income Taxes." Under the asset and liability method of FASB ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under FASB ASC 740, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs. A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company's financial instruments as defined by FASB ASC 825-10-50 include cash, trade accounts receivable, and accounts payable and accrued expenses.  All instruments are accounted for on a historical cost basis, which, due to the short maturity of these financial instruments, approximates fair value at December 31, 2009 and 2008.

TEEN EDUCATION GROUP, INC.
(A Development Stage Enterprise)
NOTES TO FINANCIAL STATEMENTS

Note 1.	Nature of Business and Significant Accounting Policies (continued)

FASB ASC 820 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. FASB ASC 820 establishes a three-tier fair value hierarchy which prioritizes the inputs used in measuring fair value as follows:

Level 1. Observable inputs such as quoted prices in active markets;

Level 2. Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and

Level 3. Unobservable inputs in which there is little or no market data, which requires the reporting entity to develop its own assumptions.

The Company does not have any assets or liabilities measured at fair value on a recurring basis at December 31, 2009 and 2008. The Company did not have any fair value adjustments for assets and liabilities measured at fair value on a nonrecurring basis during the periods ended December 31, 2009 and 2008.

SHARE BASED EXPENSES

FASB ASC 718 "Compensation - Stock Compensation" prescribes accounting and reporting standards for all stock-based payments award to employees, including employee stock options, restricted stock, employee stock purchase plans and stock appreciation rights. , may be classified as either equity or liabilities. The Company determines if a present obligation to settle the share-based payment transaction in cash or other assets exists. A present obligation to settle in cash or other assets exists if: (a) the option to settle by issuing equity instruments lacks commercial substance or (b) the present obligation is implied because of an entity's past practices or stated policies. If a present obligation exists, the transaction should be recognized as a liability; otherwise, the transaction should be recognized as equity

The Company accounts for stock-based compensation issued to non-employees and consultants in accordance with the provisions of FASB ASC 505-50 "Equity - Based Payments to Non-Employees."  Measurement of share-based payment transactions with non-employees is based on the fair value of whichever is more reliably measurable: (a) the goods or services received; or (b) the equity instruments issued. The fair value of the share-based payment transaction is determined at the earlier of performance commitment date or performance completion date.

GOING CONCERN

The Company’s financial statements are prepared in accordance with generally accepted accounting principles applicable to a going concern. This contemplates the realization of assets and the liquidation of liabilities in the normal course of business. Currently, the Company does not have material cash, nor material assets, nor does it have operations or a source of revenue sufficient to cover its operations costs and allow it to continue as a going concern. The Company will be dependent upon the raising of additional capital through placement of our common stock in order to implement its business plan, or merge with an operating company. There can be no assurance that the Company will be successful in either situation which raises substantial doubt about the Company’s ability to continue as a going concern. The officers and directors have committed to advancing certain operating costs of the Company.

TEEN EDUCATION GROUP, INC.
(A Development Stage Enterprise)
NOTES TO FINANCIAL STATEMENTS

Note 1.	NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (continued)

Recently Implemented Standards

FASB ASC 105, “Generally Accepted Accounting Principles” (FASB ASC 105) (formerly Statement of Financial Accounting Standards No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles a replacement of FASB Statement No. 162)” reorganized by topic existing accounting and reporting guidance issued by the Financial Accounting Standards Board ("FASB") into a single source of authoritative generally accepted accounting principles ("GAAP") to be applied by nongovernmental entities. All guidance contained in the Accounting Standards Codification ("FASB ASC") carries an equal level of authority. Rules and interpretive releases of the Securities and Exchange Commission ("SEC") under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. Accordingly, all other accounting literature will be deemed "non-authoritative". FASB ASC 105 is effective on a prospective basis for financial statements issued for interim and annual periods ending after September 15, 2009. The Company has implemented the guidance included in FASB ASC 105 as of July 1, 2009. The implementation of this guidance changed the Company's references to GAAP authoritative guidance but did not impact the Company's financial position or results of operations.

FASB ASC 855, “Subsequent Events” (FASB ASC 855) (formerly Statement of Financial Accounting Standards No. 165, Subsequent Events) includes guidance that was issued by the FASB in May 2009, and is consistent with current auditing standards in defining a subsequent event. Additionally, the guidance provides for disclosure regarding the existence and timing of a company's evaluation of its subsequent events. FASB ASC 855 defines two types of subsequent events, "recognized" and "non-recognized". Recognized subsequent events provide additional evidence about conditions that existed at the date of the balance sheet and are required to be reflected in the financial statements. Non-recognized subsequent events provide evidence about conditions that did not exist at the date of the balance sheet but arose after that date and, therefore; are not required to be reflected in the financial statements. However, certain non-recognized subsequent events may require disclosure to prevent the financial statements from being misleading. This guidance was effective prospectively for interim or annual financial periods ending after June 15, 2009. The Company implemented the guidance included in FASB ASC 855 as of April 1, 2009. The effect of implementing this guidance was not material to the Company's financial position or results of operations.

The Company refers to FASB ASC 605-25 “Multiple Element Arrangements” in recognizing revenue from agreements with multiple deliverables. This statement provides principles for allocation of consideration among its multiple-elements, allowing more flexibility in identifying and accounting for separate deliverables under an arrangement. The EITF introduces an estimated selling price method for valuing the elements of a bundled arrangement if vendor-specific objective evidence or third-party evidence of selling price is not available, and significantly expands related disclosure requirements. This standard is effective on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Alternatively, adoption may be on a retrospective basis, and early application is permitted. The Company does not expect the adoption of this statement to have a material effect on its consolidated financial statements or disclosures.

TEEN EDUCATION GROUP, INC.
(A Development Stage Enterprise)
NOTES TO FINANCIAL STATEMENTS

Note 1.	Nature of Business and Significant Accounting Policies (continued)

In August 2009, the FASB issued Accounting Standards Update No. 2009-05, “Measuring Liabilities at Fair Value,” (“ASU 2009-05”). ASU 2009-05 provides guidance on measuring the fair value of liabilities and is effective for the first interim or annual reporting period beginning after its issuance. The Company’s adoption of ASU 2009-05 did not have an effect on its disclosure of the fair value of its liabilities.

Recently Issued Standards

In September 2009, the FASB issued FASB ASC Update No. 2009-12, “Fair Value Measurements and Disclosures (Topic 820): Investments in Certain Entities that Calculate Net Asset Value per Share (or Its Equivalent)” (FASB ASC Update No. 2009-12). This update sets forth guidance on using the net asset value per share provided by an investee to estimate the fair value of an alternative investment. The amendments in this update are effective for interim and annual periods ending after December 15, 2009 with early application permitted. The Company does not expect that the implementation of FASB ASC Update No. 2009-12 will have a material effect on its financial position or results of operations.

FASB ASC Topic 810, “Consolidation” was amended in June 2009, by Statement of Financial Accounting Standards No. 167, Amendments to FASB Interpretation No. 46(R) ("Statement No. 167"). Statement No. 167 amends FASB Interpretation No. 46R, Consolidation of Variable Interest Entities an interpretation of ARB No. 51 ("FIN 46R") to require an analysis to determine whether a company has a controlling financial interest in a variable interest entity. This analysis identifies the primary beneficiary of a variable interest entity as the enterprise that has a) the power to direct the activities of a variable interest entity that most significantly impact the entity's economic performance and b) the obligation to absorb losses of the entity that could potentially be significant to the variable interest entity or the right to receive benefits from the entity that could potentially be significant to the variable interest entity. The statement requires an ongoing assessment of whether a company is the primary beneficiary of a variable interest entity when the holders of the entity, as a group, lose power, through voting or similar rights, to direct the actions that most significantly affect the entity's economic performance. This statement also enhances disclosures about a company's involvement in variable interest entities. Statement No. 167 is effective as of the beginning of the first annual reporting period that begins after November 15, 2009.  The Company does not expect the adoption of Statement No. 167 to have a material impact on its financial position or results of operations

In June 2009, the FASB issued Statement of Financial Accounting Standards No. 166, Accounting for Transfers of Financial Assets an amendment of FASB Statement No. 140 ("Statement No. 166"). Statement No. 166 revises FASB Statement of Financial Accounting Standards No. 140, Accounting for Transfers and Extinguishment of Liabilities a replacement of FASB Statement 125 ("Statement No. 140") and requires additional disclosures about transfers of financial assets, including securitization transactions, and any continuing exposure to the risks related to transferred financial assets. It also eliminates the concept of a "qualifying special-purpose entity", changes the requirements for derecognizing financial assets, and enhances disclosure requirements. Statement No. 166 is effective prospectively, for annual periods beginning after November 15, 2009, and interim and annual periods thereafter. Although Statement No. 166 has not been incorporated into the Codification, in accordance with FASB ASC 105, the standard shall remain authoritative until it is integrated. The Company does not expect the adoption of Statement No. 166 will have a material impact on its financial position or results of operations.

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

PREFERRED STOCK

The authorized preferred stock of the Company consists of 5,000,000 shares with a par value of $.001. The Company has no preferred shares issued or outstanding as of December 31, 2009 or December 31, 2008.

NET LOSS PER COMMON SHARE

Net loss per share is calculated in accordance with FASB ASC 260, “Earnings Per Share”.  The weighted-average number of common shares outstanding during each period is used to compute basic loss per share.  Diluted loss per share is computed using the weighted averaged number of shares and dilutive potential common shares outstanding.  Dilutive potential common shares are additional common shares assumed to be exercised.

Basic net loss per common share is based on the weighted average number of shares of common stock outstanding of 2,250,000 during 2009 and 2008. As of December 31, 2009 and December 31, 2008 and since inception, the Company had no dilutive potential common shares.

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

The Company has not taken a tax position that, if challenged, would have a material effect on the financial statements for the twelve-months ended December 31, 2009 and 2008, or during the prior three years applicable under FASB ASC 740.  We did not recognize any adjustment to the liability for uncertain tax position and therefore did not record any adjustment to the beginning balance of accumulated deficit on the consolidated balance sheet.   All tax returns have been appropriately filed by the Company.

TEEN EDUCATION GROUP, INC.
(A Development Stage Enterprise)
NOTES TO FINANCIAL STATEMENTS

Note 3.     INCOME TAXES (continued)

The components of the Company’s deferred tax asset as of December 31, 2009 and December 31, 2008 are as follows:

	2009	2008
Net operating loss	$17,214	$14,297
Valuation allowance	(17,214)	(14,297)
Net deferred tax asset	$0	$0

A reconciliation of income taxes computed at the statutory rate to the income tax amount recorded is as follows:

	2009	2008	Since Inception
Tax at statutory rate (35%)	$2,917	$11,106	$17,214
Increase in valuation allowance	(2,917)	(11,106)	(17,214)
Net deferred tax asset	$0	$0	$0

The net federal operating loss carry forward will expire between 2027 and 2028.  This carry forward may be limited upon the consummation of a business combination under IRC Section 381.

Note 4.	RELATED PARTY TRANSACTIONS

The Company neither owns nor leases any real or personal property.  An officer or resident agent of the corporation provides office services without charge.  Such costs are immaterial to the financial statements and accordingly, have not been reflected therein.  The officers and directors for the Company are involved in other business activities and may, in the future, become involved in other business opportunities.  If a specific business opportunity becomes available, such persons may face a conflict in selecting between the Company and their other business interest.  The Company has not formulated a policy for the resolution of such conflicts. As of December 31, 2009 and December 31, 2008, the company owed officers $16,238 and $11,681 respectively.

Note 5.	Warrants and Options

There are no warrants or options outstanding to acquire any additional shares of common stock of the Company.

Note 6.	Subsequent Events

Management has reviewed and evaluated material subsequent events from December 31, 2009 through March 24, 2010 and concluded that no subsequent events require disclosure or recognition in the December 31, 2009 financial statements.

ITEM 9.                      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

We have had no changes in or disagreements with our accountants on accounting and financial disclosures.

ITEM 9A (T).            CONTROLS AND PROCEDURES.

Management's Report on Internal Control over Financial Reporting

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

Because of such  limitations,  there is a risk that material  misstatements may not be  prevented  or detected on a timely basis by internal  control  over financial reporting.  However,  these inherent limitations are known features of the financial  reporting process.  Therefore,  it is possible to design into the process certain safeguards to reduce,  though  not  eliminate,  this  risk.  Management is responsible for  establishing  and maintaining  adequate  internal control over our  financial  reporting.  To avoid  segregation  of duties due to management  accounting size,  management has engaged an outside CPA to assist in the financial reporting.

Management has used the framework set forth in the report entitled Internal Control  -  Integrated  Framework  published  by  the  Committee  of  Sponsoring Organizations  of the  Treadway  Commission,  known as  COSO,  to  evaluate  the effectiveness of our internal control over financial reporting.  Based upon this assessment,  management has concluded  that our internal  control over financial reporting was effective at December 31, 2009.

Disclosures Controls and Procedures

Our  disclosure  controls and  procedures  (as defined in Exchange Act Rule 13a-15(e))  are  designed  to  provide  reasonable  assurance  that  information required to be disclosed in our reports filed or submitted  under the Securities Exchange Act of 1934,  such as this quarterly  report on Form 10-Q, is recorded,  processed,  summarized  and reported  within the time  periods  specified in the Securities and Exchange  Commission's  rules and forms. Our disclosure  controls and procedures are also designed to ensure that such  information is accumulated and  communicated to our management,  including our Chief Executive  Officer and Chief  Financial   Officer,   to  allow  timely  decisions   regarding  required disclosure.

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

The Company's disclosure controls and procedures were not effective at each of March 31, 2009,  June 30, 2009 and September  30, 2009,  due to the Company's inadvertent  failure to include in its  conclusion in the  quarterly  reports on Form 10-Q for quarters  thereafter ended management's  assessment of disclosures controls and procedures.

As a result of our  ineffective  controls and  procedures,  we took and are taking measures to enhance the ability of our systems of disclosure controls and procedures to timely identify and respond to changes in the applicable securities filing regulations that are applicable to us.

We now conclude that our internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting  and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

In January and March 2010, we made some changes in our disclosure controls  and procedures that addressed a prior disclosure weakness which resulted in the Form 10-Q's for the current quarters ended March 31, 2009, June 30, 2009 and September 30, 2009 omitting the proper disclosures of management's assessment of disclosure controls and procedures. Also, we initiated changes in our disclosure controls and procedures that addressed the material weakness.

Changes in Internal Controls

We have made changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act)  during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.  We have initiated changes in our quarterly review process with our independent public accounting firm.

In January and March 2010, the changes in our internal controls over financial reporting addressed our prior weaknesses that included our disclosure controls and procedures.  We instituted new reporting and approval procedures the have remediated the disclosed material weaknesses and we further now conclude that our internal controls over financial reporting was effective for the prior reported quarters, as reflected on the prior amended quarterly reports.  These changes ere also applied as it relates to the financial statements contained in this report in accordance with generally accepted accounting principles.

The Company is not an "accelerated filer" for the 2009 fiscal year because it is qualified as a "small business issuer". Hence, under current law, the internal controls certification and attestation requirements of Section 404 of the Sarbanes-Oxley act will not apply to the Company. This Annual Report on Form 10-K does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management's report in this Annual Report on Form 10-K.

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

PART III

ITEM 10.                    DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE.

The members of our Board of Directors serve until the next annual meeting of the stockholders, or until their successors have been elected. The officers serve at the pleasure of the Board of Directors. Information as to our current sole director and executive officer of the Company is as follows:

Name	Ages	Position
Robert L. Wilson 70707 Frank Sinatra Drive Unit 59 Rancho Mirage, CA 90067	40	President, Chief Executive Officer, Secretary, Treasurer, Chief Financial Officer and Director

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

FEMA
2003-Present-Administrative Officer- Duties payroll paperwork and employee  staff and deploy accordingly, logistical support, handle arrangements for lodging, food travel, vehicles and supplies. Interact with other agencies local, state and federal. Supervise team and make sure that everyone is safe and accounted for all personnel.

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

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Ownership (*)	Percent of Class
Common	Robert L. Wilson 70707 Frank Sinatra Drive Unit 59 Rancho Mirage, CA 90067	2,000,000	89%
Common	All Officers and Directors as a Group (one [1] individual)	2,000,000	89%

(*)           Record and Beneficial Ownership

The total of the Company's outstanding Common Stock are held by 26 persons.

(b)           Security Ownership of Management.

The following table sets forth the ownership for each class of equity securities of the Company owned beneficially and of record by all directors and officers of the Company.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Ownership (*)	Percent of Class
Common	Robert L. Wilson 70707 Frank Sinatra Drive Unit 59 Rancho Mirage, CA 90067	2,000,000	89%
Common	All Officers and Directors as a Group (one [1] individual)	2,000,000	89%

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

ITEM 14.                    PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit and Non-Audit Fees

	Fiscal Year Ended December 31, 2009	Fiscal Year Ended December 31, 2008

Audit Fees	$2,900	$2,000

Audit Related Fees	0	0

Tax Fees	200	200

All Other Fees	None	None

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

Date: April 15, 2010
TEEN EDUCATION GROUP, INC.

By: /s/ ROBERT L. WILSON
_____________________________________________
Robert L. Wilson
President (Principal Executive
Officer), Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: April 15, 2010
TEEN EDUCATION GROUP, INC.

By: /s/ ROBERT L. WILSON
_____________________________________________
Robert L. Wilson
Principal Financial Officer