Form 10-Q
period 2010-03-31
TEEN EDUCATION GROUP, INC.
filed 2010-05-17
CIK 1413581

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

/X/  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2010

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

Issuer's telephone number: (406) 270-4158

N/A
______________________________________________
(Former name, former address and former fiscal
year, if changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the  preceding 12 months (or for such  shorter  period that the  registrant  was required  to file  such  reports),  and  (2) has  been  subject  to such  filing requirements for the past 90 days.     Yes / X /    No /   /

Indicate by check mark whether the registrant has submitted  electronically  and posted on its corporate Web site, if any, every  Interactive  Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (SS 232.405 of this chapter)  during the  preceding 12 months (or for such shorter  period that the registrant was required to submit and post such files). Yes [  ] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

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

Indicate by check mark whether the  registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  / X /    No /   /

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

At March 31, 2010, and as of the date hereof, there were outstanding 2,250,000 shares of the Registrant's Common Stock, $.001 par value.

PART I

FINANCIAL INFORMATION

ITEM 1.                      FINANCIAL STATEMENTS

TEEN EDUCATION GROUP, INC.
(A Development Stage Enterprise)

MARCH 31, 2010
DECEMBER 31, 2009

TEEN EDUCATION GROUP, INC.
(A DEVELOPMENT STAGE ENTERPRISE)

CONTENTS

FINANCIAL STATEMENTS - UNAUDITED

Balance Sheets	5

Statements of Operations	6

Statements of Stockholders' Equity	7

Statements of Cash Flows	8

Notes to Financial Statements	9-11

TEEN EDUCATION GROUP, INC.
(A Development Stage Enterprise)
BALANCE SHEETS

March 31, 2010 (Unaudited)	December 31, 2009 (Audited)

ASSETS

CURRENT ASSETS	$0	$833

Total current assets	$0	$0

Total assets	$0	$833

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Accounts payable	$2,500	$2,945
Officers advances	22,243	16,238

Total current liabilities	$24,953	$19,183

STOCKHOLDERS’ DEFICIT
Preferred stock: $.001 par value;
authorized 5,000,000 shares; none issued or
outstanding at March 31, 2010 and
December 31, 2009
Common stock: $.001 par value;
authorized 100,000,000 shares; issued
and outstanding: 2,250,000 shares at
March 31, 2010 and December 31, 2009	2,250	2,250
Additional paid-in capital	27,750	27,750
Accumulated deficit during development stage	(54,953)	(49,183)

Total stockholders’ deficit	$(24,953)	$(19,183)

Total liabilities and
stockholders’ deficit	$0	$833

See Accompanying Notes to Financial Statements

TEEN EDUCATION GROUP, INC.
(A Development Stage Enterprise)
STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended
	March 31, 2010	March 31, 2009	Apr. 16, 2007 (inception) to March 31, 2010

Revenues	$0	$0	$0

Cost of revenue	0	0	0

Gross profit	$0	$0	$0
General, selling and
administrative expenses	5,770	3,039	54,953
Operating loss	$(5,770)	$(3,039)	$(54,953)

Nonoperating income (expense)	0	0	0

Net loss	$(5,770)	$(3,039)	$(54,953)

Net loss per share, basic
and diluted	$(0.00)	$(0.00)	$(0.02)

Average number of shares
of common stock outstanding	2,250,000	2,250,000	2,250,000

See Accompanying Notes to Financial Statements

TEEN EDUCATION GROUP, INC.
(A Development Stage Enterprise)
STATEMENTS OF STOCKHOLDERS’ DEFICIT
(UNAUDITED)

				Accumulated
				Deficit
			Additional	During
	Common Stock		Paid-In	Development
	Shares	Amount	Capital	Stage	Total

April 17, 2007, issue common stock	2,000,000	$2,000	$3,000	$0	$5,000
December 27, 2007, issue SB-2 common stock	250,000	250	24,750	0	25,000
Net loss, December 31, 2007				(9,116)	(9,116)
Balance, December 31, 2007	2,250,000	$2,250	$27,750	$(9,116)	$20,884
Net loss, December 31, 2008				(31,732)	(31,732)
Balance, December 31, 2008	2,250,000	$2,250	$27,750	$(40,848)	$(10,848)
Net loss, December 31, 2009				(8,335)	(8,335)
Balance, December 31, 2009	2,250,000	$2,250	27,750	(49,183)	(19,183)
Net loss, March 31, 2010				(5,770)	(5,770)

Balance, March 31, 2010	3,400,000	$3,400	$30,600	$(54,953)	$(24,953)

See Accompanying Notes to Financial Statements

TEEN EDUCATION GROUP, INC.
(A Development Stage Enterprise)
STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months		Apr. 16, 2007 (inception) to
	March 31, 2010	March 31, 2009	March 31, 2010

Cash Flows From
Operating Activities
Net loss	$(5,770)	$(3,039)	$(54,953)
Adjustments to reconcile net loss to cash used in operating activities:
Changes in assets and liabilities Increase (decrease) in accounts payable
	(445)	199	2,500

Net cash used in operating activities
	$(6,215)	$(2,840)	$(52,453)

Cash Flows From
Investing Activities	$0	$0	$0

Cash Flows From
Financing Activities
Issuance of common stock	$0	$0	$30,000
Increase in officer advances	6,215	2,840	22,453

Net cash provided by financing activities
	$6,215	$2,840	$52,453,

Net increase (decrease) in cash
	$0	$0	$0

Cash, beginning of period	0	833	$0

Cash, end of period	$0	$833	$0

Supplemental Information and Non-monetary Transactions:

Interest paid	$0	$0	$0

Taxes paid	$0	$0	$0

See Accompanying Notes to Financial Statements

TEEN EDUCATION GROUP, INC.
(A Development Stage Enterprise)
STATEMENTS OF CASH FLOWS
(UNAUDITED)

NOTE 1. NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

NATURE OF BUSINESS:

Teen Education Group, Inc. (“Company”) was organized April 16, 2007 under the laws of the State of Delaware.  The Company currently has limited operations and, in accordance with FASB ASC 915 DEVELOPMENT STAGE ENITITES” is considered a Development Stage Enterprise. The Company has been in the development stage since formation and has realized minimal revenues from its operations.

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

CASH

For the Statements of Cash Flows, all highly liquid investments with maturity of three months or less are considered to be cash equivalents.  There were no cash equivalents as of March 31, 2010 and December 31, 2009.

INCOME TAXES

The Company accounts for income taxes under FASB ASC 740 “INCOME TAXES,” Under the asset and liability method of FASB ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under FASB ASC 740, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs. A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations

FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company’s financial instruments as defined by FASB ASC 825-10-50 include cash, trade accounts receivable, and accounts payable and accrued expenses. All instruments are accounted for on a historical cost basis, which due to the short maturity of these financial instruments, approximate fair value at March 31, 2010.

TEEN EDUCATION GROUP, INC.
(A Development Stage Enterprise)
NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1.     NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (continued)

FASB ASC 820 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosure about fair value measurements. FASB ASC 820 establishes a three-tier fair value hierarchy which prioritizes the inputs used in measuring fair value as follows:

Level 1. Observable inputs such as quoted prices in active markets;

Level 2. Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and

Level 3. Unobservable inputs in which there is little or no market data, which requires the reporting entity to develop its own assumptions.

The Company does not have any assets or liabilities measured at fair market value on a recurring basis at March 31, 2010 and December 31, 2009. The Company did not have any fair value adjustments for assets and liabilities measured at fair value on a nonrecurring basis during the periods ended March 31, 2010 and December 31, 2009.

SHARE BASED EXPENSES

FASB ASC 718 “COMPENSATION – STOCK COMPENSATION” prescribes accounting and reporting standards for all stock-based payments award to employees, including employee stock option, restricted stock, employee stock purchase plans and stock appreciation rights, may be classified as either equity or liabilities. The Company determines if a present obligation to settle the share-based payment transaction in cash or other assets exists. A present obligation to settle in cash or other assets exists if: (A) the option to settle by issuing equity instruments lacks commercial substance or (B) the present obligation is implied because of an entity’s past practice or stated policies. If a present obligation exists, the transaction should be recognized as a liability; otherwise, the transaction should be recognized as equity.

The Company accounts for stock-based compensation issued to non-employees and consultants in accordance with the provisions of FASB ASC 505-50 “EQUITY – BASED PAYMENTS TO NON-EMPLOYEES.” Measurement of share-based payment transactions with non-employees is based on the fair value of whichever is more reliably measurable; (A) the goods or services received, or (B) the equity instruments issued. The fair value of the share-based payment transaction is determined at the earlier of performance commitment date or performance completion date.

GOING CONCERN

The Company’s financial statements are prepared in accordance with generally accepted accounting principles applicable to a going concern.  This contemplates the realization of assets and the liquidation of liabilities in the normal course of business.  Currently, the Company does not have cash, no material assets, nor does it have operations or a source of revenue sufficient to cover its operation costs and allow it to continue as a going concern.  The Company will be dependent upon the raising of additional capital through placement of our common stock in order to implement its business plan, or merge with an operating company.  There can be no assurance that the Company will be successful in either situation which raises substantial doubt about the Company’s ability to continue as a going concern.  The officers and directors have committed to advancing certain operating costs of the Company.

TEEN EDUCATION GROUP, INC.
(A Development Stage Enterprise)
NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1.  NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (continued)

RECENT ACCOUNTING PRONOUNCEMENTS

Recently Implemented Standards

FASB ASC 105, “Generally Accepted Accounting Principles” (FASB ASC 105) (formerly Statement of Accounting Standards No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles a replacement of FASB Statement No. 162)” reorganized by topic existing accounting and reporting guidance issued by the Financial Accounting Standards Board (“FASB”) into a single source or authoritative generally accepted accounting principles (“GAAP”) to be applied by nongovernmental entities. All guidance contained in the Accounting Standards Codification (“FASB ASC”) carries an equal level of authority. Rules and interpretative releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. Accordingly, all other accounting literature will be deemed” non-authoritative”. FASB ASC 105 is effective on a prospective basis for financial statements issued for interim and annual periods ending after September 15, 2009. The Company has implemented the guidance included in FASB ASC 105 as of July 1, 2009. The implementation of this guidance changed the Company’s reference to GAAP authoritative guidance but did not impact the Company’s financial position or results of operations.

FASB ASC 855, “SUBSEQUENT EVENTS” (FASB ASC 855) (formerly Statement of Financial Accounting Standards No. 165, SUBSEQUENT EVENTS) includes guidance that was issued by the FASB in May 2009, and is consistent with current auditing standards in defining a subsequent event. Additionally, the guidance provides for disclosure regarding the existence and timing of a company’s evaluation of its subsequent events. FASB ASC 855 defines two types of subsequent events, “recognized” and “non-recognize.” Recognized subsequent events provide additional evidence about conditions that existed at eh date of the balance sheet and are required to be reflected in the financial statements. Non-recognized subsequent events provide evidence about conditions that did not exist at the date of the balance sheet but arose after that date and, therefore; are not required to be reflected in the financial statements. However, certain non-recognized subsequent events may require disclosure to prevent the financial statements from being misleading. This guidance was effective prospectively for interim or annual financial periods ending after June 15, 2009. The Company implements the guidance included in FASB ASC 855 as of April 1, 2009. The effect of implementing this guidance was not material to the Company’s financial position or results of operations.

The Company refers to FASB ASC 605-25 “MULTIPLE ELEMENT ARRANGEMENTS” in recognizing revenue from agreements with multiple deliverables. This statement provides principles for allocation of consideration among its multiple-elements, allowing more flexibility in identifying and accounting for separate deliverables under an arrangement. The EITF introduces as estimated selling price method for valuing the elements of a bundled arrangement if vendor-specific objective evidence or third-party evidence of selling price is nor available, and significantly expands related disclosure requirements. This standard is effective on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Alternatively, adaptation may be on a retrospective basis, and early application is permitted. The Company does not expect the adoption of this statement to have a material effect on its consolidated financial statements or disclosures.

TEEN EDUCATION GROUP, INC.
(A Development Stage Enterprise)
NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1.  NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (continued)

In August 2009, the FASB issued Accounting Standards Update No. 2009-05,”Measuring Liabilities at Fair Value,” (“ASU 2009-05”). ASU 2009-05 provides guidance on measuring the fair value of liabilities and effective for the first interim or annual reporting period beginning after its issuance. The Company’s adoption of ASU 2009-05 did not have an effect on its disclosure of the fair value of its liabilities.

RECENTLY ISSUED STANDARDS

In September 2009, the FASB issued FASB ASC Update No. 2009-12, “FAIR VALUE MEASUREMENTS AND DISCLOSURES (TOPIC 820); INVESTMENTS IN CERTAIN ENTITIES THAT CALCULATE NET ASSET VALUE PER SHARE (OR ITS EQUIVALENT)” (FASB ASC Update No. 2009-12). This update sets forth guidance on using the net asset value per share provided by an investee to estimate fair value of an alternative investment. The amendments in this update are effective for interim and annual periods ending after December 15, 2009 with early application permitted. The Company does not expect that the implementation of FASB ASC Update 2009-12 will have a material effect on its financial position or results of operations.

FASB ASC Topic 810, “CONSOLIDATION” was amended in June 2009, by Statement of Financial Accounting Standards No. 167, AMENDMENTS TO FASB INTERPRETATION No. 46R (“Statement No. 167”). Statement No. 167 amends FASB Interpretation No. 46R, CONSOLIDATION OF VARIABLE INTEREST ENTITIES AN INTERPRETATION OF ARB NO. 51, (“FIN 46R”) to require an analysis to determine whether a company has a controlling financial interest in a variable interest entity. This analysis identifies the primary beneficiary of a variable entity as the enterprise that has a) the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance and b) the obligation to absorb losses of the entity that could potentially be significant to the variable entity or the right to receive benefits from the entity that could potentially be significant to the variable interest entity. The statement requires an ongoing assessment of whether a COPNAY IS THE PRIMARY BENEFICIARY OF A VARIBLE INTERST ENTITY WHEN THE HOLDERS OF THE ENTITY, AS A GROUP, LOSE POWER, THROUGH VOTING OR SIMILAR RIGHTS, TO DIRECT THE ACTIONS THAT MOST SIGIFICANTLY AFFECT THE ENTITIY’S ECONOMIC PERFORMANCE. This statement also enhances disclosures about a company’s involvement in variable interest entities. Statement No. 167 is effective as of the beginning of the first annual reporting period that begins after November 15, 2009. The Company does not expect the adoption of Statement No. 167 to have a material impact on its financial position or results of operations.

In June 2009, the FASB issued Statement of Financial Accounting Standards No. 166, ACCOUNTING FOR TRANSFERS OF FINANCIAL ASSETS AN AMENDMENT OF FASB STATEMENT NO. 140 (“Statement No. 166”). Statement No. 166 revises FASB Statement of Financial Accounting Standards No. 140, ACCOUNTING FOR TRANSFERS AND EXTINGUISHMENT OF LIABILITIES A REPLACEMENT OF FASB STATEMENT 125 (“Statement No. 140”) and requires additional disclosure about transfers of financial assets, including securitization transactions, and any continuing expose to the risks related to transferred financial assets. It also eliminates the concept of a “qualifying special purpose entity”, changes the requirements for derecognizing financial assets, and enhances disclosure requirements. Statement No. 166 is effective prospectively, for annual periods beginning after November 15, 2009, and interim and annual periods thereafter.

TEEN EDUCATION GROUP, INC.
(A Development Stage Enterprise)
NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1.     NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (continued)

Although Statement No. 166 has not been incorporated in to the Codification, in accordance with FASB ASC 105, the standard shall remain authoritative until it is integrated. The Company does not expect the adoption of Statement No. 166 will have a material impact on its financial position or results or operations.

NOTE 2. STOCKHOLDERS EQUITY

COMMON STOCK

The authorized common stock of the Company consists of 100,000,000 shares with par value of $0.001.  On April 17, 2007 the Company authorized and issued 2,000,000 shares of its $0.001 par value common stock in consideration of $5,000 in cash.

On December 12, 2007 the Company initiated an SB-2 offering, selling 250,000 common shares at $0.01 per share, raising $25,000. On December 21, 2007 the offering was completed. The 250,000 common shares were delivered December 31, 2007.

PREFERRED STOCK

The authorized preferred stock of the Company consists of 5,000,000 shares with a par value of $0.01. The Company has no preferred stock issued or outstanding as of March 31, 2010 and December 31, 2009.

NET LOSS PER COMMON SHARE

Net loss per share is calculated in accordance with FASB ASC 260, “EARNINGS PER SHARE.”  The weighted-average number of common shares outstanding during each period is used to compute basic loss per share.  Diluted loss per share is computed using the weighted averaged number of shares and dilutive potential common shares outstanding.  Dilutive potential common shares are additional common shares assumed to be exercised.

Basic net loss per common share is based on the weighted average number of shares of common stock outstanding of 2,250,000 during 2010, 2009, and since inception.  As of March 31, 2010 and December 31, 2009 and since inception, the Company had no dilutive potential common shares.

NOTE 3.  INCOME TAXES

We did not provide any current or deferred U.S. federal income tax provision or benefit for any of the periods presented because we have experienced operating losses since inception. When it is more likely that a tax asset cannot be realized through future income the Company must allow for this future tax benefit. We provided a full valuation allowance on the net deferred tax asset, consisting of net operating loss carryforwards, because management has determined that it is more likely than not that we will not earn income sufficient to realize the deferred tax assets during the carryforward period.

TEEN EDUCATION GROUP, INC.
(A Development Stage Enterprise)
NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 3.    INCOME TAXES (continued)

The net federal operating loss carry forward will expire between 2026 and 2029.  This carry forward may be limited upon the consummation of a business combination under IRC Section 381.

NOTE 4.    RELATED PARTY TRANSACTIONS

The Company neither owns nor leases any real or personal property.  An officer or resident agent of the corporation provides office services without charge.  Such costs are immaterial to the financial statements and accordingly, have not been reflected therein.  The officers and directors for the Company are involved in other business activities and may, in the future, become involved in other business opportunities.  If a specific business opportunity becomes available, such persons may face a conflict in selecting between the Company and their other business interest.  The Company has not formulated a policy for the resolution of such conflicts. As of March 31, 2010 and December 31, 2009 the company owed officers $22,243 and $16,238 respectively.

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

Liquidity.

As of December 31,  2009,  we had assets of $833 and total  liabilities  of $19,183 and we had a negative net worth of $19,183. As of March 31, 2010, we had no assets  and total  liabilities  of $24,953  and a  negative  net worth of $24,953.

We have had no revenues from inception through December 31, 2009 and we had no  revenues  for the  period  ended  March 31, 2010.  We have a loss from inception through December 31, 2009 of $49,183 and a loss from inception through March 31, 2010 of $54,953.

We have  officer's  advances of $16,238 from inception to December 31, 2009 and $22,243 as at March 31, 2010.

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

ITEM 3.                      QUANITATIVE AND QUALILATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable to smaller reporting companies.

ITEM 4.T.                   CONTROLS AND PROCEDURES.

                 Based on an evaluation of our  disclosure  controls and procedures as of the end of the period covered by this Form 10Q (and the financial  statements  contained in the report),  our president and treasurer  have  determined  that our current disclosure controls and procedures are effective.

                 There have not been any changes in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) or any other factors during the quarter covered by this report, that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

                 Internal control over financial reporting refers to the process designed by, or under the supervision of, our Chief Executive Officer (President) and Chief Financial Officer/Treasurer, and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles, and includes those policies and procedures that:

·	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

·
Provide  reasonable   assurance  that  transactions  are  recorded  as necessary to permit preparation of financial  statements in accordance with generally accepted accounting  principles,  and that our receipts and expenditures are being made only in accordance with  authorization of our management and directors; and

·	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisitions, use or disposition of our assets that could have a material effect on the financial statements.

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

Management has concluded that our internal control over financial  reporting was effective as of the quarter ended March 31, 2010.

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

Dated: May 17, 2010

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