Form 10-Q
period 2010-06-30
TEEN EDUCATION GROUP, INC.
filed 2010-08-13
CIK 1413581

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2010

OR

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

N/A
____________________________________________
(Former name, former address and former fiscal
year, if changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the  preceding 12 months (or for such  shorter  period that the  registrant  was required  to file  such  reports),  and  (2) has  been  subject  to such  filing requirements for the past 90 days.     Yes  ☒  No ☐

Indicate by check mark whether the registrant has submitted  electronically  and posted on its corporate Web site, if any, every  Interactive  Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (SS 232.405 of this chapter)  during the  preceding 12 months (or for such shorter  period that the registrant was required to submit and post such files). Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated Filer	Accelerated filer	Non-accelerated filer (Do not check if a smaller reporting company)	Smaller reporting company
☐	☐	☐	☒

Indicate by check mark whether the  registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☒    No ☐

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

At June 30, 2010, and as of the date hereof, there were outstanding 2,250,000 shares of the Registrant's Common Stock, $.001 par value.

PART I

FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

TEEN EDUCATION GROUP, INC.
(A Development Stage Enterprise)

JUNE 30, 2010
DECEMBER 31, 2009

TEEN EDUCATION GROUP, INC.
(A DEVELOPMENT STAGE ENTERPRISE)

CONTENTS

FINANCIAL STATEMENTS - UNAUDITED

Balance Sheets	5

Statements of Operations	6

Statements of Stockholders' Equity	7

Statements of Cash Flows	8

Notes to Financial Statements	9-13

TEEN EDUCATION GROUP, INC.
(A Development Stage Enterprise)
BALANCE SHEETS

	June 30, 2010 (Unaudited)	December 31, 2009 (Audited)
ASSETS
CURRENT ASSETS	$0	$833

Total current assets	$0	$0

Total assets	$0	$833

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Accounts payable	$2,500	$2,945
Officers advances	22,243	16,238

Total current liabilities	$24,953	$19,183

STOCKHOLDERS’ DEFICIT
Preferred stock: $.001 par value;
authorized 5,000,000 shares; none issued or
outstanding at June 30, 2010 and
December 31, 2009
Common stock: $.001 par value;
authorized 100,000,000 shares; issued
and outstanding: 2,250,000 shares at
June 30, 2010 and December 31, 2009	2,250	2,250
Additional paid-in capital	27,750	27,750
Accumulated deficit during development stage	(54,953)	(49,183)

Total stockholders’ deficit	$(24,953)	$(19,183)

Total liabilities and
stockholders’ deficit	$0	$833

See Accompanying Notes to Financial Statements

TEEN EDUCATION GROUP, INC.
(A Development Stage Enterprise)
STATEMENTS OF OPERATIONS
(UNAUDITED)

	Six Months Ended
	June 30, 2010	June 30, 2009	Apr. 16, 2007 (inception) to June 30, 2010

Revenues	$0	$0	$0

Cost of revenue	0	0	0

Gross profit	$0	$0	$0
General, selling and
administrative expenses	5,770	4.531	54,953
Operating loss	$(5,770)	$(4,531)	$(54,953)

Nonoperating income (expense)	0	0	0

Net loss	$(5,770)	$(4,531)	$(54,953)

Net loss per share, basic
and diluted	$(0.00)	$(0.00)	$(0.02)

Average number of shares
of common stock outstanding	2,250,000	2,250,000	2,250,000

See Accompanying Notes to Financial Statements

TEEN EDUCATION GROUP, INC.
(A Development Stage Enterprise)
STATEMENTS OF STOCKHOLDERS’ DEFICIT
(UNAUDITED)

				Accumulated
				Deficit
			Additional	During
	Common Stock		Paid-In	Development
	Shares	Amount	Capital	Stage	Total

April 17, 2007, issue common stock	2,000,000	$2,000	$3,000	$0	$5,000
December 27, 2007, issue SB-2 common stock	250,000	250	24,750	0	25,000
Net loss, December 31, 2007				(9,116)	(9,116)
Balance, December 31, 2007	2,250,000	$2,250	$27,750	$(9,116)	$20,884
Net loss, December 31, 2008				(31,732)	(31,732)
Balance, December 31, 2008	2,250,000	$2,250	$27,750	$(40,848)	$(10,848)
Net loss, December 31, 2009				(8,335)	(8,335)
Balance, December 31, 2009	2,250,000	$2,250	27,750	(49,183)	(19,183)
Net loss, June 30, 2010				(5,770)	(5,770)

Balance, June 30, 2010	2,250,000	$2,250	$27,750	$(54,953)	$(24,953)

See Accompanying Notes to Financial Statements

TEEN EDUCATION GROUP, INC.
(A Development Stage Enterprise)
STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months		Apr. 16, 2007 (inception) to
	June 30, 2010	June 30, 2009	June 30, 2010

Cash Flows From
Operating Activities
Net loss	$(5,770)	$(4,531)	$(54,953)
Adjustments to reconcile net loss to cash used in operating activities:
Changes in assets and liabilities Increase (decrease) in accounts payable
	(445)	0	2,500

Net cash used in operating activities
	$(6,215)	$(4,531)	$(52,453)

Cash Flows From
Investing Activities	$0	$0	$0

Cash Flows From
Financing Activities
Issuance of common stock	$0	$0	$30,000
Increase in officer advances	6,215	4,531	22,453

Net cash provided by financing activities
	$6,215	$4,531	$52,453

Net increase (decrease) in cash
	$0	$(394)	$0

Cash, beginning of period	0	833	$0

Cash, end of period	$0	$439	$0

Supplemental Information and Non-monetary Transactions:

Interest paid	$0	$0	$0

Taxes paid	$0	$0	$0

See Accompanying Notes to Financial Statements

Note 1.  Nature of Business and Significant Accounting Policies

NATURE OF BUSINESS:

Teen Education Group, Inc. (“Company”) was organized on April 16, 2007 under the laws of the State of Delaware. The Company currently has limited operations and, in accordance with FASB ASC 915 DEVELOPMENT STAGE ENITITES” is considered a Development Stage Enterprise. The Company has been in the development stage since formation and has realized minimal revenues from its operations.

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

CASH

For the Statements of Cash Flows, all highly liquid investments with maturity of three months or less are considered to be cash equivalents.  There were no cash equivalents as of June 30, 2010 and December 31, 2009.

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

The Company’s financial instruments as defined by FASB ASC 825-10-50 include cash, trade accounts receivable, and accounts payable and accrued expenses. All instruments are accounted for on a historical cost basis, which due to the short maturity of these financial instruments, approximate fair value at June 30, 2010.

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

The Company does not have any assets or liabilities measured at fair market value on a recurring basis at December 31, 2009 and June 30, 2010. The Company did not have any fair value adjustments for assets and liabilities measured at fair value on a nonrecurring basis during the periods ended December 31, 2009 and June 30, 2010.

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

The Company accounts for stock-based compensation issued to non-employees and consultants in accordance with the provisions of FASB ASC 505-50 “EQUITY – BASED PAYMENTS TO NON-EMPOLYEES.” Measurement of share-based payment transactions with non-employees is based on the fair value of whichever is more reliably measurable; (A) the goods or services received, or (B) the equity instruments issued. The fair value of the share-based payment transaction is determined at the earlier of performance commitment date or performance completion date.

GOING CONCERN

The Company’s financial statements are prepared in accordance with generally accepted accounting principles applicable to a going concern.  This contemplates the realization of assets and the liquidation of liabilities in the normal course of business.  Currently, the Company does not have cash, no material assets, nor does it have operations or a source of revenue sufficient to cover its operation costs and allow it to continue as a going concern.  The Company will be dependent upon the raising of additional capital through placement of our common stock in order to implement its business plan.  There can be no assurance that the Company will be successful in either situation which raises substantial doubt about the Company’s ability to continue as a going concern.  The officers and directors have committed to advancing certain operating costs of the Company.

RECENT ACCOUNTING PRONOUNCEMENTS

Recently Implemented Standards

FASB ASC 105, “Generally Accepted Accounting Principles” (FASB ASC 105) reorganized by topic existing accounting and reporting guidance issued by the Financial Accounting Standards Board (“FASB”) into a single source or authoritative generally accepted accounting principles (“GAAP”) to be applied by nongovernmental entities. All guidance contained in the Accounting Standards Codification (“FASB ASC”) carries an equal level of authority. Rules and interpretative releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. Accordingly, all other accounting literature will be deemed” non-authoritative”. FASB ASC 105 is effective on a prospective basis for financial statements issued for interim and annual periods ending after September 15, 2009. The Company has implemented the guidance included in FASB ASC 105 as of July 1, 2009. The implementation of this guidance changed the Company’s reference to GAAP authoritative guidance but did not impact the Company’s financial position or results of operations.

FASB ASC 855, “SUBSEQUENT EVENTS” (FASB ASC 855) includes guidance that was issued by the FASB in May 2009, and is consistent with current auditing standards in defining a subsequent event. Additionally, the guidance provides for disclosure regarding the existence and timing of a company’s evaluation of its subsequent events. FASB ASC 855 defines two types of subsequent events, “recognized” and “non-recognize.” Recognized subsequent events provide additional evidence about conditions that existed at eh date of the balance sheet and are required to be reflected in the financial statements. Non-recognized subsequent events provide evidence about conditions that did not exist at the date of the balance sheet but arose after that date and, therefore; are not required to be reflected in the financial statements. However, certain non-recognized subsequent events may require disclosure to prevent the financial statements from being misleading. This guidance was effective prospectively for interim or annual financial periods ending after June 15, 2009. The Company implements the guidance included in FASB ASC 855 as of April 1, 2009. The effect of implementing this guidance was not material to the Company’s financial position or results of operations.

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

Note 2.  Stockholders Equity

COMMON STOCK

The authorized common stock of the Company consists of 100,000,000 shares with par value of $0.001.  On April 17, 2007, the Company authorized and issued 2,000,000 shares of its $0.001 par value common stock in consideration of $5,000 in cash.

On December 12, 2007 the Company initiated an SB-2 offering, selling 250,000 common shares at $0.01 per share, raising $25,000. On December 21, 2007 the offering was completed. The 250,000 common shares were delivered December 31, 2007.

PREFERRED STOCK

The authorized preferred stock of the Company consists of 5,000,000 shares with a par value of $0.01. The Company has no preferred stock issued or outstanding as of June 30, 2010 and December 31, 2009.

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

Basic net loss per common share is based on the weighted average number of shares of common stock outstanding of 2,250,000 as of June 30, 2010 and since inception.  As of June 30, 2010 and since inception, the Company had no dilutive potential common shares.

Note 3.  Income Tax

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

The net federal operating loss carry forward will expire between 2026 and 2029.  This carry forward may be limited upon the consummation of a business combination under IRC Section 381

Note 4. Related Party Transactions

The Company neither owns nor leases any real or personal property.  An officer or resident agent of the corporation provides office services without charge.  Such costs are immaterial to the financial statements and accordingly, have not been reflected therein.  The officers and directors for the Company are involved in other business activities and may, in the future, become involved in other business opportunities.  If a specific business opportunity becomes available, such persons may face a conflict in selecting between the Company and their other business interest.  The Company has not formulated a policy for the resolution of such conflicts. As of June 30, 2010 and December 31, 2009 the Company owed its officers $22,243 and $16,238 respectively.

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

Liquidity.

As of December 31,  2009,  we had assets of $833 and total  liabilities  of $19,183 and we had a negative net worth of $19,183. As of June 30, 2010, we had no assets  and total  liabilities  of $24,953  and a  negative  net worth of $24,953.

We have had no revenues from inception through December 31, 2009 and we had no  revenues  for the  period  ended  June 30, 2010.  We have a loss from inception through December 31, 2009 of $49,183 and a loss from inception through June 30, 2010 of $54,953.

We have  officer's  advances of $16,238 from inception to December 31, 2009 and $22,243 as at June 30, 2010.

Shell Issues.

               On June 29, 2005,  the  Securities and  Exchange  Commission  adopted final rules  amending the Form S-8 and the Form 8-K for shell  companies  like us. The amendments expand the definition of a shell company to be broader than a company with no or  nominal operations/assets  or  assets  consisting  of cash and cash equivalents,  the  amendments  prohibit  the use of a From S-8 (a form used by a corporation to register  securities  issued to an employee,  director,  officer, consultant or advisor, under certain circumstances),  and revise the Form 8-K to require a ocompany  to  include  current  Form 10  information,  including audited financial  statements,  in the filing on Form 8-K that the shell companyfiles to report  the  acquisition  of the  business  opportunity.  The rules are designed to assure that investors in shell companies that acquire  operations or assets  have  access  on a timely  basis to the same kind of  information  as is available to investors in public companies with continuing operations.

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

               Management has concluded that our internal control over financial reporting was effective as of the quarter ended June 30, 2010.

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

                             None

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

                             None

ITEM 4.    SUBMISSION OF MATTER TO A VOTE OF SECURITY HOLDERS

                             None

ITEM 5.    OTHER INFORMATION

                           We are currently not engaged in any preliminary negotiations to effectuate a business combination.  However, certain of our majority shareholders have had preliminary negotiations that, if consummated, may result in a change in control.  In addition to the requirements that apply to us for disclosing information in a Form 8-K or other applicable disclosure document, we have been informed that, if, pursuant to any arrangement or understanding with the person or persons acquiring securities in a transaction subject to the Securities Exchange Act of 1934, as amended, any persons are to be elected or designated as directors of the Company, otherwise than at a meeting of security holders, and the persons so elected or designated will constitute a majority of the directors of the Company, then, not less than 10 days prior to the date any such persons take office as a director, or such shorter period prior to the date the Securities and Exchange Commission may authorize upon a showing of good cause therefore, the Company shall file with the Securities and Exchange Commission and transmit to all holders of record of securities of the Company who would be entitled to vote at a meeting for election of directors, information substantially equivalent to certain information which would be required by Schedule 14A of Regulation 14A to be transmitted if such person or persons were nominees for election as directors at a meeting of such security holders.

                            As part of any transaction that may result in the change in our control, Robert L. Wilson may forgive some or all of the $22,243 indebtedness owed to him by us and pay of the pending accounts receivable of $2,500.  Further, as a result of any transaction that may result in a change of our control or results in a business combination, our controlling shareholders may transfer the shares of stock owned by them to others or surrender for cancellation to us all or part of their shares of stock.

ITEM 6.    EXHIBITS

            The following  exhibits are filed with this report:

EXHIBIT

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

Dated: August 13, 2010

TEEN EDUCATION GROUP, INC.

By:	/s/ROBERT L. WILSON
Robert L. Wilson
President (Principal Executive Officer),and Director

By:	/s/ ROBERT L. WILSON
Robert L. Wilson
Principal Financial Officer