Form 10-Q
period 2010-09-30
TEEN EDUCATION GROUP, INC.
filed 2010-11-10
CIK 1413581

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2010

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

Large accelerated Filer	☐	Accelerated filer	☐
Non-accelerated filer (Do not check if a smaller reporting company)	☐	Smaller reporting company	☒

Indicate by check mark whether the  registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☒    No ☐

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

At September 30, 2010, and as of the date hereof, there were outstanding 2,250,000 shares of the Registrant's Common Stock, $.001 par value.

PART I

FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

TEEN EDUCATION GROUP, INC.
(A Development Stage Enterprise)

SEPTEMBER 30, 2010
DECEMBER 31, 2009

TEEN EDUCATION GROUP, INC.
(A DEVELOPMENT STAGE ENTERPRISE)

CONTENTS

FINANCIAL STATEMENTS - UNAUDITED

Balance Sheets	5

Statements of Operations	6

Statements of Stockholders' Equity	7

Statements of Cash Flows	8

Notes to Financial Statements	9-13

TEEN EDUCATION GROUP, INC.
(A Development Stage Enterprise)
BALANCE SHEETS

	September 30, 2010 (Unaudited)	December 31, 2009 (Audited)
ASSETS
CURRENT ASSETS	$0	$833

Total current assets	$0	$0

Total assets	$0	$833

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Accounts payable	$2,500	$2,945
Officers advances	22,243	16,238

Total current liabilities	$24,953	$19,183

STOCKHOLDERS’ DEFICIT
Preferred stock: $.001 par value;
authorized 5,000,000 shares; none issued or
outstanding at September 30, 2010 and
December 31, 2009
Common stock: $.001 par value;
authorized 100,000,000 shares; issued
and outstanding: 2,250,000 shares at
September 30, 2010 and December 31, 2009	2,250	2,250
Additional paid-in capital	27,750	27,750
Accumulated deficit during development stage	(54,953)	(49,183)

Total stockholders’ deficit	$(24,953)	$(19,183)

Total liabilities and
stockholders’ deficit	$0	$833

See Accompanying Notes to Financial Statements

TEEN EDUCATION GROUP, INC.
(A Development Stage Enterprise)
STATEMENTS OF OPERATIONS
(UNAUDITED)

	Nine Months Ended		Apr. 16, 2007 (inception) to
	September 30, 2010	September 30, 2009	September 30, 2010

Revenues	$0	$0	$0

Cost of revenue	0	0	0

Gross profit	$0	$0	$0
General, selling and
administrative expenses	5,770	4.531	54,953
Operating loss	$(5,770)	$(4,531)	$(54,953)

Nonoperating income (expense)	0	0	0

Net loss	$(5,770)	$(4,531)	$(54,953)

Net loss per share, basic
and diluted	$(0.00)	$(0.00)	$(0.02)

Average number of shares
of common stock outstanding	2,250,000	2,250,000	2,250,000

See Accompanying Notes to Financial Statements

TEEN EDUCATION GROUP, INC.
(A Development Stage Enterprise)
STATEMENTS OF STOCKHOLDERS’ DEFICIT
(UNAUDITED)

				Accumulated
				Deficit
			Additional	During
	Common Stock		Paid-In	Development
	Shares	Amount	Capital	Stage	Total

April 17, 2007, issue common stock	2,000,000	$2,000	$3,000	$0	$5,000
December 27, 2007, issue SB-2 common stock	250,000	250	24,750	0	25,000
Net loss, December 31, 2007				(9,116)	(9,116)
Balance, December 31, 2007	2,250,000	$2,250	$27,750	$(9,116)	$20,884
Net loss, December 31, 2008				(31,732)	(31,732)
Balance, December 31, 2008	2,250,000	$2,250	$27,750	$(40,848)	$(10,848)
Net loss, December 31, 2009				(8,335)	(8,335)
Balance, December 31, 2009	2,250,000	$2,250	27,750	(49,183)	(19,183)
Net loss, September 30, 2010				(5,770)	(5,770)

Balance, September 30, 2010	2,250,000	$2,250	$27,750	$(54,953)	$(24,953)

See Accompanying Notes to Financial Statements

TEEN EDUCATION GROUP, INC.
(A Development Stage Enterprise)
STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months		Apr. 16, 2007 (inception) to
	September 30, 2010	September 30, 2009	September 30, 2010
Cash Flows From
Operating Activities
Net loss	$(5,770)	$(4,531)	$(54,953)
Adjustments to reconcile net loss to cash used in operating activities:

Changes in assets and liabilities Increase (decrease) in accounts payable	(445)	0	2,500
Net cash used in operating activities	$(6,215)	$(4,531)	$(52,453)
Cash Flows From
Investing Activities	$0	$0	$0

Cash Flows From
Financing Activities
Issuance of common stock	$0	$0	$30,000
Increase in officer advances	6,215	4,531	22,453

Net cash provided by financing activities	$6,215	$4,531	$52,453

Net increase (decrease) in cash	$0	$(394)	$0

Cash, beginning of period	0	833	$0

Cash, end of period	$0	$439	$0

Supplemental Information and Non-monetary Transactions:

Interest paid	$0	$0	$0

Taxes paid	$0	$0	$0

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

CASH

For the Statements of Cash Flows, all highly liquid investments with maturity of three months or less are considered to be cash equivalents.  There were no cash equivalents as of September 30, 2010 and December 31, 2009.

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

The Company’s financial instruments as defined by FASB ASC 825-10-50 include cash, trade accounts receivable, and accounts payable and accrued expenses. All instruments are accounted for on a historical cost basis, which due to the short maturity of these financial instruments, approximate fair value at September 30, 2010.

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

The Company does not have any assets or liabilities measured at fair market value on a recurring basis at December 31, 2009 and September 30, 2010. The Company did not have any fair value adjustments for assets and liabilities measured at fair value on a nonrecurring basis during the periods ended December 31, 2009 and September 30, 2010.

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

PREFERRED STOCK

The authorized preferred stock of the Company consists of 5,000,000 shares with a par value of $0.01. The Company has no preferred stock issued or outstanding as of September 30, 2010 and December 31, 2009.

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

Basic net loss per common share is based on the weighted average number of shares of common stock outstanding of 2,250,000 as of September 30, 2010 and since inception.  As of September 30, 2010 and since inception, the Company had no dilutive potential common shares.

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

The Company neither owns nor leases any real or personal property.  An officer or resident agent of the corporation provides office services without charge.  Such costs are immaterial to the financial statements and accordingly, have not been reflected therein.  The officers and directors for the Company are involved in other business activities and may, in the future, become involved in other business opportunities.  If a specific business opportunity becomes available, such persons may face a conflict in selecting between the Company and their other business interest.  The Company has not formulated a policy for the resolution of such conflicts. As of September 30, 2010 and December 31, 2009 the Company owed its officers $22,243 and $16,238 respectively.

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

Liquidity.

As of December 31,  2009,  we had assets of $833 and total  liabilities  of $19,183 and we had a negative net worth of $19,183. As of September 30, 2010, we had no assets  and total  liabilities  of $24,953  and a  negative  net worth of $24,953.

We have had no revenues from inception through December 31, 2009 and we had no  revenues  for the  period  ended  September 30, 2010.  We have a loss from inception through December 31, 2009 of $49,183 and a loss from inception through September 30, 2010 of $54,953.

We have officer's advances of $16,238 from inception to December 31, 2009 and $22,243 as at September 30, 2010.

Shell Issues.

               On June 29, 2005, the  Securities and  Exchange  Commission  adopted final rules  amending the Form S-8 and the Form 8-K for shell  companies  like us. The amendments expand the definition of a shell company to be broader than a company with no or  nominal operations/assets  or  assets  consisting  of cash and cash equivalents,  the  amendments  prohibit  the use of a From S-8 (a form used by a corporation to register  securities  issued to an employee,  director,  officer, consultant or advisor, under certain circumstances),  and revise the Form 8-K to require a company  to  include  current  Form 10  information,  including audited financial  statements,  in the filing on Form 8-K that the shell company files to report  the  acquisition  of the  business  opportunity.  The rules are designed to assure that investors in shell companies that acquire operations or assets  have  access  on a timely  basis to the same kind of  information  as is available to investors in public companies with continuing operations.

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

               Management has concluded that our internal control over financial reporting was effective as of the quarter ended September 30, 2010.

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

Dated: November 9, 2010

TEEN EDUCATION GROUP, INC.

By:	/s/ROBERT L. WILSON
Robert L. Wilson
President (Principal Executive Officer),and Director

By:	/s/ROBERT L. WILSON
Robert L. Wilson
Principal Financial Officer