Form 10-K/A
period 2009-12-31
TEEN EDUCATION GROUP, INC.
filed 2011-01-18
CIK 1413581

UNITED STATES SECURITIES
AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K/A

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 2009.

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number 333-147045

TEEN EDUCATION GROUP, INC.

(Exact Name of Small Business Issuer as Specified in its Charter)

Delaware (State or other jurisdiction of incorporation or organization)	26-032648 (I.R.S. Employer Identification No.)
6767 Tropicana Avenue, Suite 207, Las Vegas, Nevada (Address of principal executive offices)	89103 (Zip Code)

Issuer's telephone number: (702) 248-1027
Securities to be registered pursuant to Section 12(b) of the Act: None
Securities to be registered pursuant to Section 12(g) of the Act:
$.001 Common Stock
__________________
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes          No     ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes          No     ☑

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes          No     

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes     ☑     No     

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer 	Accelerated filer 	Non-accelerated filer 	Smaller reporting company ☑

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ☑  No   

     The aggregate market value of the Registrant's Common Stock held by non-affiliates of the Registrant (without admitting that any person whose shares are not included in such calculation is an affiliate) computed by reference to the price at which the common stock was last sold as of the last business day of the Registrant's most recently completed second fiscal quarter was $0.

     As of April 15, 2010, the Registrant had 2,250,000 shares of Common Stock, $.001 par value, issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Documents	Form 10-K/A Reference

None	Not Applicable

EXPLANATORY NOTE

Teen Education Group, Inc. (“we,” “us,” “our,” “Teen Education” or the “Company”) is filing this Amendment to our Annual Report on Form 10-K for the fiscal year ended December 31, 2009 in order to provide an audit report from Kyle L. Tingle, CPA, LLC, the independent registered public accounting firm responsible for auditing our financial statements, covering the balance sheet as of December 31, 2009, the statements of operations, stockholders’ deficit and cash flows for the year ended December 31, 2009 and the period April 16,2007 (inception) to December 31, 2009.

This Amendment amends only the aforementioned audit report.  All other items and exhibits contained in the Form 10-K as filed on April 15, 2010 remains unchanged. This Amendment does not reflect facts or events occurring after the original file date of April 15, 2010 nor modify (except as set forth above) or update the disclosures in any way.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report on Form 10 - K/A to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: January 18, 2011

TEEN EDUCATION GROUP, INC.

By:	/s/ Zhoufeng Shen
Zhoufeng Shen Chief Executive Officer

Kyle L. Tingle CPA, LLC
PERSONAL FINANCIAL PLANNING,
BUSINESS SERVICES & TAX PLANNING

Report of Independent Registered Public Accounting Firm

To the Board of Directors
Teen Education Group, Inc.

We have audited the accompanying balance sheets of Teen Education Group, Inc. (A Development Stage Enterprise) as of December 31, 2009 and 2008 and the related statements of operations, stockholders' deficit, and cash flows for years then ended and the period April 16, 2007 (inception) through December 31, 2009. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Teen Education Group, Inc. (A Development Stage Enterprise) as of December 31, 2009 and 2008 and the results of its operations and cash flows for the years then ended and the period April 16, 2007 (inception) through December 31, 2009, in conformity with U.S. generally accepted accounting principles.

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

Kyle L. Tingle CPA, LLC

Kyle L. Tingle, CPA, LLC

March 24, 2010
Las Vegas, Nevada

3145 E. Warm Springs Road • Suite 200 • Las Vegas, Nevada 89120 • PHONE: (702) 450-2200 • FAX: (702) 436-4218
E-MAIL: ktingle@kyletinglecpa.com