Form 10-Q
period 2010-12-31
TEEN EDUCATION GROUP, INC.
filed 2011-02-22
CIK 1413581

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2010

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from  to

Commission file number 000-53169

TEEN EDUCATION GROUP, INC.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	26-032648
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

NO. 288 Maodian Road Liantang Industrial Park, Qingpu District Shanghai, PRC	N/A
(Address of Principal Executive Offices)	(Zip Code)

+86 21-39252120

(Registrant’s Telephone Number, Including Area Code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐ No ☒

There were 2,500,000 shares outstanding of the issuer’s common stock, par value $0.001 per share, as of February 22, 2011.

TEEN EDUCATION GROUP, INC.
FORM 10-Q QUARTERLY REPORT

i

TEEN EDUCATION GROUP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	December 31, 2010	June 30, 2010
ASSETS
Current assets:
Cash and cash equivalents	$1,087,402	$2,786,069
Accounts receivable, net	2,754,853	1,148,177
Inventories	4,276,320	3,676,681
Other receivables, net	38,217	171,341
Value added tax recoverable	756,091	237,292
Advances to vendors	261,771	1,037,363
Prepaid expenses	105,502	52,037
Loan to non-related third parties	—	1,327,159
Total current assets	9,280,156	10,436,119
Property and equipment, net	373,947	310,280
Total Assets	$9,654,103	$10,746,399
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings	$3,786,553	$3,686,554
Accounts payable	694,202	748,310
Advances from customers	189,370	103,978
Accrued expenses and other liabilities	61,049	10,462
Taxes payable	148,479	59,578
Due to related parties	4,284,104	5,936,768
Total current liabilities	9,163,757	10,545,650
Stockholders’ equity
Common Stock, $0.001 par value, 100,000,000 shares authorized, 2,500,000 shares issued and outstanding as of December 31, 2010 and June 30, 2010.	2,500	2,500
Additional paid in capital	142,197	142,197
Retained earnings	300,983	56,876
Statutory reserves	27,123	—
Accumulated other comprehensive income (loss)	17,543	(824)
Total stockholders’ equity	490,346	200,749
Total Liabilities and Stockholders’ Equity	$9,654,103	$10,746,399

The accompanying notes are an integral part of these condensed consolidated financial statements.

TEEN EDUCATION GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For The Three Months Ended December 31,		For The Six Months Ended December 31,
	2010	2009	2010	2009
Revenues
Automotive supplies revenue	$6,242,392	$588,584	$8,791,980	$1,388,994
Automotive maintenance service	—	206,514	183,932	436,049
Total revenues	6,242,392	795,098	8,975,912	1,825,043
Cost of revenues
Cost of supplies	5,262,322	373,298	7,458,828	1,112,583
Cost of maintenance service	—	26,170	11,036	40,983
Total cost of revenues	5,262,322	399,468	7,469,864	1,153,566
Gross profit	980,070	395,630	1,506,048	671,477
Selling, general and administrative expenses	584,721	319,355	1,006,983	575,992
Operating income	395,349	76,275	499,065	95,485
Other (income) expenses
Interest income	(530)	(53)	(982)	(71)
Interest expenses	53,644	—	106,249	—
Other expenses	10,305	772	5,649	1,598
Total other (income) expenses	63,419	719	110,916	1,527
Income before income taxes	331,930	75,556	388,149	93,958
Provision for income taxes	82,983	69,622	116,920	72,372
Net income	$248,947	$5,934	$271,229	$21,586
Other comprehensive income (loss)
Foreign currency translation gain (loss)	6,920	(21)	18,367	8,642
Comprehensive income	$255,867	$5,913	$289,596	$30,228
Basic and diluted income per common share
Basic	$0.10	$0.002	$0.11	$0.01
Diluted	$0.10	$0.002	$0.01	$0.01
Weighted average common shares outstanding
Basic	2,500,000	2,500,000	2,500,000	2,500,000
Diluted	2,500,000	2,500,000	2,500,000	2,500,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

TEEN EDUCATION GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For The Six Month Ended December 31,
	2010	2009
Cash flows from operating activities
Net income	$271,229	$21,586
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	39,765	40,322
Allowance for doubtful accounts	(34,419)	1,237
Inventory allowance	10,057	—
Changes in assets and liabilities:
(Increase) decrease in -
Account receivables	(1,519,937)	(308,437)
Inventory	(501,801)	(673,672)
Other receivables	136,351	(150,255)
Value added tax recoverable	(503,996)	(13,085)
Prepaid expenses	(47,482)	(33,781)
Advance to vendors	790,607	(73,718)
Increase (decrease) in -
Accounts payable	(73,191)	436,824
Advance from customers	81,224	(604,734)
Accrued expenses and other liabilities	49,481	529,781
Taxes payable	85,861	18,503
Net cash used in operating activities	(1,216,251)	(809,429)
Cash flows from investing activities
Purchase of property and equipment	(94,114)	(241,055)
Proceeds from loan to outside party	1,340,900	—
Net cash provided by (used in) investing activities	1,246,786	(241,055)
Cash flows from financing activities
Proceeds (payments) from (to) related parties	(1,784,084)	1,161,588
Net cash provided by (used in) financing activities	(1,784,084)	1,161,588
Effect of exchange rate changes on cash and cash equivalents	54,882	88
Net increase (decrease) in cash and cash equivalents	(1,698,667)	111,192
Cash and cash equivalents, beginning of period	2,786,069	96,883
Cash and cash equivalents, end of period	$1,087,402	$208,075
Supplemental disclosures of cash flow information:
Interest paid	$106,249	$—
Income taxes paid	$28,019	$53,834

The accompanying notes are an integral part of these condensed consolidated financial statements.

TEEN EDUCATION GROUP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. ORGANIZATION AND BASIS OF PRESENTATION

Teen Education Group, Inc. (“we,”, “us”, “our”, “Teen Education” or the “Company”), a Delaware corporation, incorporated on April 16, 2007, acquired an automotive parts distribution company, Hongkong Charter International Group Limited (“Hongkong Limited”) pursuant to a share exchange agreement (the “Exchange Agreement”), dated November 12, 2010.

The closing of the transaction (the “Closing”) took place on November 12, 2010 (the “Closing date”). On the closing date, pursuant to the terms of the Exchange Agreement, Hongkong Limited became a wholly owned subsidiary of the Company.

Hongkong Limited was incorporated in Hong Kong on August 21, 2009 and owns 100% of the issued and outstanding capital stock of Shanghai Vomart Auto Parts Co., Ltd. (“Shanghai Vomart”). Shanghai Vomart was incorporated in Shanghai, People’s Republic of China (“PRC”) in January 2008 with registered capital in an amount of RMB 1,000,000 (equivalent to $144,697). In 2008 and 2009, the Company established four wholly-owned subsidiaries: Shanghai Vomart Nanjing, Ningbo, Hangzhou and Shijiazhuang. In 2010, the Company established the fifth wholly-owned subsidiary, Huai An in Huai An City, Jiangsu province. Currently, the Company owns thirty-seven (37) stores in nine (9) provinces and municipalities. Shanghai Vomart and its subsidiaries are engaged in automotive parts and accessories distribution and providing automotive maintenance services (which was temporarily suspended in August, 2010) in China. The Company distributes a broad selection of international brand name (such as Philips, Mahle, Denso, Bosch and Osram) as well as private label automotive replacement parts, such as accessories and maintenance items for cars, minivans, vans, sport utility vehicles, light trucks, and heavy-duty trucks. The typical products include batteries, brake pads, filters, oils and transmission fluid.

The Company’s financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”).

The accompanying unaudited condensed consolidated financial statements reflect all material adjustments consisting of only normal recurring adjustments which, in the opinion of management, are necessary for a fair presentation of results for the interim periods. Certain information and footnote disclosures required under accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, although the Company believes that the disclosures are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the Management’s Discussion and Analysis and the condensed consolidated financial statements and notes thereto included in Form 8-K/A No.2 as filed with the Securities and Exchange Commission on February 11, 2011.

The results of operations for the six months ended December 31, 2010 are not necessarily indicative of the results to be expected for the entire year or for any other period.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principle of consolidation

The accompanying unaudited condensed consolidated financial statements include the financial statements of the Company and its wholly-owned subsidiary, Shanghai Vomart and Shanghai Vomart’s five wholly-owned subsidiaries (the “PRC subsidiaries”). All significant inter-company transactions and balances between the Company and its subsidiaries are eliminated upon consolidation.

TEEN EDUCATION GROUP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  – (continued)

Use of estimates

In preparing the financial statements in conformity with US GAAP, management makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the dates of the financial statements, as well as the reported amounts of revenues and expenses during the reporting year. Significant estimates, required by management, include the recoverability of long-lived assets, the valuation of inventories, allowances for doubtful accounts and useful lives for property and equipment. Actual results could differ from those estimates.

Cash and cash equivalents

Cash equivalents include all short-term, highly liquid investments with an initial maturity of three months or less when purchased. All credit and debit card transactions that settle in less than seven days are also classified as cash and cash equivalents.

The Company maintains bank accounts in the PRC, which are not covered by insurance. The Company has not experienced any losses in such accounts and management believes it is not exposed to any risks on its cash in bank accounts.

Accounts receivable

Accounts receivables are recorded at net realizable value consisting of the carrying amount less an allowance for uncollectible amounts, as needed.

The Company uses the aging method to estimate the valuation allowance for anticipated uncollectible receivable balances. Under the aging method, bad debt percentages determined by management based on historical experience as well as current economic climate are applied to customers’ balances categorized by the number of months the underlying invoices have remained outstanding. The valuation allowance balance is adjusted to the amount computed as a result of the aging method. When facts subsequently become available to indicate that the allowance provided requires an adjustment, then the adjustment will be classified as a change in estimate. There were allowances of $6,938 and $36,316 for uncollectible amounts as of December 31, 2010 and June 30, 2010, respectively.

Inventories

Inventory is mainly composed of automotive parts and supplies. Inventories are stated at the lower of cost or market, as determined on a weighted average basis, or market. If inventory costs exceed expected market value due to obsolescence or quantities in excess of expected demand, the Company will record reserves for the difference between the cost and the market value. These reserves are recorded based on estimates and reflected in cost of sales. Inventory allowance as of December 31, 2010 and June 30, 2010, was $10,224 and $0 respectively.

Advances to vendors

Advances to vendors consist of balances paid to the Company’s suppliers but the service or goods have not been provided or received. Advances to vendors are reviewed periodically to determine whether the carrying value has become impaired. The Company considers the assets to be impaired if the realization of the services and goods become doubtful. There was no allowance as of December 31, 2010 and June 30, 2010.

Property and equipment

Property and equipment are recorded at cost less accumulated depreciation and any impairment losses. The cost of an asset comprises of its purchase price and any directly attributable costs of bringing the asset to its working condition and location for its intended use. Expenditure incurred after the fixed assets have been put into operation, such as repairs and maintenance and overhaul costs are expenses when incurred

TEEN EDUCATION GROUP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  – (continued)

Any gain or loss on disposal or retirement of a fixed asset is recognized as the difference between the net sales proceeds and the carrying amount of the relevant asset. When property and equipment are retired or otherwise disposed of, the asset and accumulated depreciation are removed from the accounts and the resulting profit or loss is recognized.

Depreciation is computed using the straight-line method over the estimated useful lives of the assets. Estimated useful lives of the assets are as follows:

Office equipment	3 years
Furniture and fixture	5 years
Automobiles	7 years

Impairment of long-lived assets

Long-lived assets, which include equipment, furniture and fixtures and automobiles, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of long-lived assets to be held and used is measured by a comparison of the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by the assets. If the carrying amount of an asset exceeds its estimated undiscounted future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the assets. Fair value is generally determined using the asset’s expected future discounted cash flows or market value, if readily determinable. No impairment loss was recorded as of December 31, 2010 and June 30, 2010.

Revenue recognition

The Company recognizes revenue when the following fundamental criteria are met: (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred or services have been rendered, (iii) the price to the customer is fixed or determinable and (iv) collection of the resulting receivable is reasonably assured. Revenue is not recognized until title and risk of loss is transferred to the customer, which occurs upon delivery of goods, and objective evidence exists that customer acceptance provisions have been met. Deposits or advance payments from customers prior to delivery of goods and passage of title of goods are recorded as advance from customers.

Cost of sales

Costs of sales include costs of the automotive parts sold and used, as well as inbound freight costs. Write-down of inventory to lower of cost or market is also recorded in cost of sales.

Selling, general and administrative expenses

Selling, general and administrative expenses consist primarily of salaries and commissions for sales representatives, salaries for administrative staffs, rent expenses, depreciation expense and employee benefits for administrative staffs.

Income taxes

The Company accounts for income tax under the provisions of Accounting Standards Codification (“ASC”) 740, “Accounting for Income Taxes”, which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each period end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, whenever necessary, against net deferred tax assets when it is more likely than not that some portion or all of the deferred tax asset will not be realized.

TEEN EDUCATION GROUP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  – (continued)

Value added tax

The Company is subject to value added tax (“VAT”) at a 17% rate on the amount of goods sold or maintenance services provided. The amount of VAT liability is determined by applying the applicable tax rate to the invoiced amount of goods sold (output VAT) less VAT paid on purchases made with the relevant supporting invoices (input VAT). Under the commercial practice of the PRC, the Company paid VAT based on tax invoices issued. The tax invoices may be issued subsequent to the date on which revenue is recognized, and there may be a considerable delay between the date on which the revenue is recognized and the date on which the tax invoice is issued.

The VAT collected from sales is not revenue of the company, and is recorded as a liability on the balance sheet until such VAT is paid. The Company reports revenue net of PRC’s VAT for all periods presented in the consolidated statement of operations.

Foreign currency translation

The Company maintains books and records in its functional currency of the Renminbi (“RMB”), being the primary currency of the economic environment in which its operations are conducted.

For financial reporting purposes, RMB has been translated into United States dollars (“USD”, “$”) as the reporting currency. Assets and liabilities are translated at the exchange rate in effect at the balance sheet date. Revenues and expenses are translated at the average rate of exchange prevailing during the reporting period. Translation adjustments arising from the use of different exchange rates from period to period are included as a component of shareholders’ equity as “Accumulated other comprehensive income”. Gains and losses resulting from foreign currency translations are included in accumulated other comprehensive income.

	Six Months Ended December 31,
Exchange Rate	2010	2009
US$/RMB exchange rate at periods ended	6.6023	6.8270
Average US$/RMB exchange rate	6.7119	6.8291

	Three Months Ended December 31,
Exchange Rate	2010	2009
Average US$/RMB exchange rate	6.6557	6.8274

Comprehensive income

ASC 220, “Comprehensive Income”, requires disclosure of all components of comprehensive income and loss on an annual and interim basis. Comprehensive income and loss is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. Accumulated other comprehensive income arose from the changes in foreign currency exchange rates.

Fair value of financial instruments

The Company’s financial instruments include cash and cash equivalents, accounts receivable, advances to suppliers, other receivables, accounts payable, accrued expenses, and other loans payable. Management has estimated that the carrying amounts approximate their fair value due to the short-term nature.

TEEN EDUCATION GROUP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  – (continued)

Earnings per share

The Company computes earnings per share (“EPS”) in accordance with ASC 260 “Earning Per Share”. ASC 260 requires companies with complex capital structures to present basic and diluted EPS. Basic EPS is measured as net income divided by the weighted average common shares outstanding for the period. Diluted EPS is similar to basic EPS but presents the dilutive effect on a per share basis of potential common shares (e.g., convertible securities, options and warrants) as if they had been converted at the beginning of the periods presented, or issuance date, if later, using the treasury stock method. Potential common shares that have an anti-dilutive effect (i.e., those that increase income per share or decrease loss per share) are excluded from the calculation of diluted EPS.

Concentration of credit risk

Financial instruments that potentially subject the Company to concentration of credit risk consist primarily of accounts receivable and other receivables. The Company does not require collateral or other security to support these receivables. The Company conducts periodic reviews of its clients’ financial condition and customer payment practices to minimize collection risk on accounts receivable.

Employment Contracts

Under the PRC labor law, all employees have signed employment contracts with the Company. The CEO has a 26 months employment contract and the rest of employees have a one year employment contract renewable on an annual basis.

NOTE 3. PROPERTY AND EQUIPMENTS

Property, and equipment is comprised of:

	December 31, 2010	June 30, 2010
Office equipment	$116,195	$129,981
Furniture and fixture	81,210	44,414
Automobiles	295,737	217,148
Total:	493,142	391,543
Less: accumulated depreciation	(119,195)	(81,263)
Property, and equipment, net	$373,947	$310,280

Depreciation expense for the three months ended December 31, 2010 and 2009 were $22,576 and $13,767, and for the six months ended December 30, 2010 and 2009 was $37,933 and $40,347, respectively.

NOTE 4. SHORT-TERM BORROWINGS

The Company has a loan payable in the amount of $1.51 million (in equivalent to RMB 10 million) to China Construction Bank(CCB), Qingpu Branch. The loan has one year term from May 31, 2010 to May 30, 2011 at a fixed interest rate of 5.31% per year. The loan is guaranteed by a non-related third party.

On June 23, 2010, the Company signed a loan contract with China CITIC Bank for the amount of around $2.27 million (in equivalent to RMB 15 million). The loan has one year term with a variable rate, which shall increase each quarter by a compound rate of 10% over the initial annual rate of 5.31%. The loan is guaranteed by Yi Ben Ma Group, an affiliated company. Mr. Anming Yu is the major shareholder of Yi Ben Ma Group. Each bank has indicated a willingness to renew the loan upon the maturity. In addition, Yi Ben Ma Group has indicated that it will provide similar support for these loan facilities as it has in the past.

See note 7 for related party borrowing disclosure.

TEEN EDUCATION GROUP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5. TAXES

(a) Corporation income tax (“CIT”)

Hong Kong

The Company was incorporated in Hong Kong, and was subject to a current income tax rate of 16.5% to the estimated taxable income earned in or derived from Hong Kong during the period, if applicable.

People’s Republic of China (“PRC”)

The Company’s PRC subsidiaries are governed by the Income Tax Law of the PRC concerning the private-run enterprises, which are generally subject to tax at a new statutory rate of 25% on income reported in the statutory financial statements after appropriate tax adjustments.

Reconciliation of the differences between statutory tax rate and the effective tax rate

Reconciliation between total income tax expense and that amount computed by applying the PRC statutory income tax rate of 25% to income before taxes is as follows:

	For the three months ended December 31,		For the six months ended December 31,
	2010	2009	2010	2009
Income before taxes	$331,930	$75,566	$388,149	$93,958
Computed income tax expenses, at 25% statutory rate	82,983	18,889	97,037	23,489
Effect of income tax timing difference	—	50,733	19,883	48,882
Tax provision	82,983	69,622	116,920	72,371

NOTE 6. STATUTORY SURPLUS RESERVES

According to relevant PRC laws, companies registered in PRC are required to allocate at least 10% of their after-tax net income determined under GAAP in the PRC to a statutory surplus reserve account until the reserve account balance reaches 50% of the company’s registered capital. The amount of Vomart’s net assets that may not be transferred to the parent in the form of dividends or loan etc. is $72,349 (50% of registered capital) due to this restriction. Distribution of dividends or loans to overseas shareholders may be subject to approval of some Chinese government agencies, such as Foreign Exchange Administrative Authorities or tax authorities, etc.

As of December 31, 2010 and June 30, 2010, the amount of statutory surplus reserve is $27,123 and $0, respectively.

NOTE 7. RELATED PARTY TRANSACTIONS

Amounts payable to related parties are as follows:

	December 31, 2010	June 30, 2010
Yi Ben Ma Group(a)	$4,284,104	$5,812,215
Anming Yu(a)	—	72,525
Zhoufeng Shen(b)	—	52,028
Total	$4,284,104	$5,936,768

(a)	Yi Ben Ma Group (“YBM”) is an affiliate of the Company. The majority shareholder (60.32%) of YBM, Mr. Anming Yu, is the father-in-law of Mr. Qun Hu, the majority shareholder (52%) and chairman of the board of directors of the Company. Mr. Yu’s spouse and daughter own 25.23% and 14.45%, respectively, of the issued and outstanding shares of YBM. Mr. Yu, Mr. Yu’s spouse and daughter, and Mr. Yu’s

TEEN EDUCATION GROUP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7. RELATED PARTY TRANSACTIONS  – (continued)

son-in-law collectively hold more than 50% of the voting ownership of YBM group and the Company. Accordingly, YBM and the Company are under common control.
(b)	Mr. Zhoufeng Shen is the Chief Executive Officer of the Company.

The funds received from the above related parties were used by the Company as operating capital. The payables are unsecured, non-interest bearing and due upon demand.

On July 1, 2010, Shanghai Vomart entered into an Exclusive Distribution Agreement (the “Agreement”) with YBM for a twelve-month period ending in June 2011. Under the Agreement, the Company is the sole domestic distributor of certain items manufactured by YBM in China. The distribution of these items commenced during the quarter ended December 31, 2010.

Concurrently, YBM referred and transferred its domestic customer list, consisting of over a hundred domestic retail customers and second-tier distributors, to Shanghai Vomart. Management estimates the fair value of the retained customer list as of December 31, 2010 to be approximately $1.3 million based on the discounted future cash flows expected from sales to those customers over the next ten years, the estimated life of the intangible asset.

Because the transfer of the customer list was between the related parties under common control, the customer list was recorded at historical cost, or zero, since YBM obtained those customers on its own and there was no carrying value of the customer list recorded on YBM’s books.

During the three months ended December 31, 2010, the Company began recording sales to certain customers transferred from YBM. The sales to these customers represented 54.84% of the total sales of the Company during this period.

For the three months and six months ended December 31, 2010 and 2009, the Company also had purchase transactions with YBM and its subsidiaries as follows:

	For the three months ended December 31,		For the six months ended December 31,
	2010	2009	2010	2009
Purchases from YBM and its subsidiaries	$3,825,813	$263,874	$5,193,264	$617,830

YBM periodically supports the Company by providing working capital. On May 10, 2008, Shanghai Vomart obtained a three-year line of credit from YBM amounting to approximately $7.5 million (RMB 50 million). Such line of credit is unsecured, non-interest bearing and due upon demand. As of December 31, 2010, YBM’s borrowings under this line totaled approximately $4.3 million (RMB 28.2 million). The unused line of credit as of December 31, 2010 was $3.2 million (RMB 21.2 million). YBM agreed to continue to provide the Company non-interest bearing loans upon the maturity of the three-year line of credit.

See Note 4 for other related party loan guarantee disclosure.

NOTE 8. MAJOR VENDORS

The Company purchases inventories from various vendors. For the three-month period ended December 31, 2010, the Company purchased 39% of its total purchase from Yi Ben Ma Group and 10% from another major vendor. For the three-month period ended December 31, 2009, the Company purchased 24% of its total purchase from Philip China and 17% from another major vendor. For the six-month period ended December 31, 2010, the Company purchased 35% of its total purchase from Yi Ben Ma Group and 11% from another major vendor. For the six-month period ended December 31, 2009, the Company purchased 26% of its total purchase from Philip China Ltd., 13% and 11% from the other two major vendors.

TEEN EDUCATION GROUP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9. COMMITMENTS

From time to time, the Company leases office spaces and stores in Shanghai, Hangzhou, Nanjing, Ningbo and Shijiazhuang in China to provide sales of automotive parts and maintenance services business. These lease agreements are short-term in nature and will expire through February 2012.

The minimum obligations under such commitments (unless otherwise stated) for the twelve months ended December 31 until their expiration are summarized below:

Year	Amount
2011	$165,228
2012	4,285
Total	$169,513

Rent expense for the three months ended December 31, 2010 and 2009 was $54 k and $15 k, respectively. For the six months ended December 31, 2010 and 2009 was $83 k and $25 k, respectively.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management Discussion and Analysis of Financial Condition and Results of Operations for the three months ended December 31, 2010 and 2009:

The following discussion and analysis of our financial condition and results of operations relates to the period ended December 31, 2010 and should be read in conjunction with our consolidated financial statements and related notes appearing elsewhere in this report. Unless otherwise indicated, all amounts herein are expressed in US Dollars. This discussion contains certain forward-looking statements that involve significant risks and uncertainties. Our actual results and the timing of certain anticipated events could differ materially or perhaps substantially from those discussed in these forward-looking statements as a result of certain factors, including, but not limited to, those set forth herein and elsewhere in this report and in our other filings with the Securities and Exchange Commission.

Overview

The Company was incorporated under the laws of the State of Delaware on April 16, 2007, primarily engaged in the business of providing a financial literacy and money management educational program for teenagers on a fee for service offered basis.

On November 12, 2010, the Company entered into a share exchange agreement with Hongkong Charter International Group Limited, a company incorporated in the Hong Kong on August 21, 2009, which owns 100% of the issued and outstanding capital stock of Shanghai Vomart Auto Parts Co., Ltd.

Shanghai Vomart Auto Parts Co., Ltd. (“Vomart”) was incorporated in Shanghai, People’s Republic of China in January 2008, with registered capital in amount of RMB 1,000,000 (equivalent to US$144,697). Currently, the Company owns thirty-seven (37) stores in nine (9) provinces and municipalities. Vomart and its subsidiaries are engaged in distribution of automotive replacement parts and accessories in China.

Through Vomart and its subsidiaries, the Company is now engaged in the business of distribution of automotive replacement parts and accessories in China. The Company temporarily suspended providing automotive maintenance services in August 2010. The maintenance services we provided included home delivery sales, installation assistance, products training and technical guidance. The revenues generated from our suspended maintenance services are included in the financial statements for the three months ended September 30, 2010, the fiscal years of 2010 and 2009. We may resume providing maintenance services in the future. The Company distributes a broad selection of international brand name and private label automotive replacement parts, accessories and maintenance items for cars, minivans, vans, sport utility vehicles, light trucks, and heavy-duty trucks. The typical products include batteries, brake pads, filters, oils and transmission fluid.

We are one of the largest distributors of automotive replacement parts and accessories in the PRC based on the number of stores we own and the geographic areas where we have presence. We currently own thirty-seven stores in six provinces and three municipalities, namely Jiangsu, Zhejiang, Hebei, Anhui, Fujian, Shanxi, Shanghai, Beijing, and Tianjin. In comparison, other large auto parts distributors in China own fewer stores and/or their stores are located in fewer provinces or municipalities. For example, as of November 12, 2010, Shandong Youpei Auto Parts owns twenty-four stores of which eighteen are located in Shangdong Province. Jiangsu Youpei Auto Parts owns seventeen stores of which sixteen are located in Jiangsu Province. Putong Auto Service owns fifteen stores in thirteen different provinces and municipalities.

Results of Operations

For the Three Months Ended December 31, 2010 Compared to Three Months Ended December 31, 2009

The following table presents our summary statements of operations for the three months ended December 31, 2010 and 2009. Our historical results presented below are not necessarily indicative of the results for any future periods.

TEEN EDUCATION GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For The Three Months Ended December 31,
	2010	2009
Revenues
Automotive supplies revenue	$6,242,392	$588,584
Automotive maintenance service	—	206,514
Total revenues	6,242,392	795,098
Cost of revenues
Cost of supplies	5,262,322	373,298
Cost of maintenance service	—	26,170
Total cost of revenues	5,262,322	399,468
Gross profit	980,070	395,630
Selling, general and administrative expenses	584,721	319,355
Operating income	395,349	76,275
Other (income) expenses
Interest income	(530)	(53)
Interest expenses	53,644	—
Other expenses	10,305	772
Total other (income) expenses	63,419	719
Income before income taxes	331,930	75,556
Provision for income taxes	82,983	69,622
Net income	$248,947	$5,934

Revenues:

Revenues increased by approximately $5.4 million to $6.2million, as compared to $0.8 million for the three months ended December 31, 2009. Our sales growth was driven by expansion of stores and retail customers taken over from YBM through exclusive distribution agreement. As part of the entering into of the exclusive distribution relationship with YBM on July 1, 2010, YBM commencing during the quarter ended December 31, 2010 referred and transferred its domestic customer list, consisting of over a hundred domestic retail customers and second-tier distributors to us. All of those accounts have been primarily serviced out of the Huaian Branch and account for approximately $3.4 million (54%) of our sales in the second quarter. The loyalty of these recently transferred customers may depend on our relationship with YBM and the quality and reputation of its products. Our purchases from YBM were $1,337,768 in fiscal 2010, $1,387,679 in the 2011 first quarter, and $3,825,813 in the 2011 second quarter. This amounts to 13% of fiscal 2010 and, 32% and 57% for the first and second quarters in the current fiscal year. The increase from 32% to 57% reflects the increased purchases of YBM product to supply the customers transferred by YBM to us in the second quarter.

During the period from December 31, 2009 to December 31, 2010, we had 12 new stores and a big branch opened, leading to the increase in net sales from automotive supplies service. Among them, the new branch’s revenues achieved $3.4 million in the past three months, which represented 54.84% of the total revenues. Revenue from automotive supplies increased by $5.6 million to 6.2 million while revenue from maintenance service decreased from $0.21 million (representing 26% of total revenue) to $0 for the three months ended December 31, 2010 from the same period of 2009 because the Company temporarily suspended the maintenance business in August 2010.

Cost of Sales and Gross Profit:

During the three months ended December 31, 2010, we had cost of sales of $5.3 million, as compared to $0.4 million for the same period of 2009, an increase of $4.9 million reflecting the increase in net sales.

We achieved gross profits of $1 million for the three months ended December 31, 2010, compared to $0.4 million for the same period of the previous period, representing a 148% period to period increase. Our overall gross profit margin as a percentage of revenue decreased by 51.52% from 67.22% for the three months ended December 31, 2009 to 15.70% for the same period of 2010, mainly due to temporary suspension of maintenance services which had to a high gross profit margin and promotional price for new stores which was lower than normal price. During the three months ended December 31, 2009, the maintenance service income was $206,492 with a gross profit ratio of 87.33%, however during the three months ended December 31, 2010, such income was $0 and significantly lowered the overall gross profit ratio of revenue.

Operating Expenses:

Our operating expenses, consisting of selling, general and administrative expenses, increased by approximately 83%, to $0.58 million for the three months ended December 31, 2010 from $0.32 million for the same period of the previous period. This increase is mainly attributable to our fast expansions of 12 new stores in 3 provinces and 2 municipalities, which resulted in significant increase in pre-opening expenses, payroll and traveling expenses, store and office leasing expenses, depreciation expenses, transportation expenses and other expenses relating to our growth in sales.

Income Tax Provision:

For the three months ended December 31, 2010, we had tax provision of $82,983 as compared to tax provision of $69,622 for the same period of 2009. This is an increase of $13,361 from period to period. The increase in the income tax provision was because we had generated higher taxable income for the three months ended December 31, 2010 than the previous period.

Net Income

As a result of the factors described above, net income for the three months ended December 31, 2010 increased by approximately $243,013 to $248,947 as compared to $5,934 for the three months ended December 31, 2009.

For the Six Months Ended December 31, 2010 Compared to the Six Months Ended December 31, 2009

Revenues:

Revenues increased by approximately $7.2 million to $9.0 million, as compared to $1.8 million for the six months ended December 31, 2009. Our sales growth was driven by expansion of stores and retail customers taken over from Yi Ben Ma Group through exclusive distribution agreement. During the period from December 31, 2009 to December 31, 2010, we had 12 new stores and a big branch opened, leading to the increase in net sales from automotive supplies service. Among them, the new branch’s revenues achieved 3.4 million in the past three months, which represented 54.84% of the total revenues. Revenue from automotive supplies increased by 7.4 million to 8.8 million from $1.4 million for the same period of 2009, while revenue from maintenance service decreased from $0.44 million (representing 24% of total revenue) to $0.18 million for the six months ended December 31, 2010 from the same period of 2009 because the Company temporarily suspended the maintenance business in August 2010.

Cost of Sales and Gross Profit:

During the six months ended December 31, 2010, we had cost of sales of $7.5 million, as compared to $1.2 million for the same period of 2009, an increase of $6.3 million reflecting the increase in net sales.

We achieved gross profits of $1.5 million for the six months ended December 31, 2010, compared to $0.7 million for the same period of the previous period, representing a 124% period to period increase. Our overall gross profit margin as a percentage of revenue decreased by 31.21% from 48.34% for the six months ended December 31, 2009 to 17.13% for the same period of 2010, mainly due to temporary suspension of maintenance services which had a high gross profit margin and promotional price for new stores which was lower than normal price. During the six months ended December 31, 2009, the maintenance service income was $436,049 with a gross profit ratio of 90.60%, however during the six months ended December 31, 2010, such income was decreased to $183,932 and significantly lower the overall gross profit ratio of revenue.

Operating Expenses:

Our operating expenses, consisting of selling, general and administrative expenses, increased by approximately 75%, to $1 million for the six months ended December 31, 2010 from $0.58 million for the same period of the previous period. This increase is mainly attributable to our expansion of 12 new stores and a big branch in the past year, which resulted in significant increase in pre-opening expenses, payroll and traveling expenses, store and office leasing expenses, depreciation expenses, transportation expenses and other expenses relating to our growth in sales.

Income Tax Provision:

For the six months ended December 31, 2010, we had tax provision of $116,920 as compared to tax provision of $72,372 for the same period of 2009. This is an increase of $44,548 from period to period. The increase in the income tax provision was because we had generated more taxable income for the six months ended December 31, 2010 than the previous period.

Net Income

As a result of the factors described above, net income for the six months ended December 31, 2010 increased by approximately $249,643 to $271,229 as compared to $21,586 for the six months ended December 31, 2009.

Liquidity and Capital Resources

Capital Resources and Needs

Generally, since inception of our business in January 2008, we have financed our business with cash flows from operations, borrowings from related and unrelated parties, and shareholders’ capital contributions. Our cash requirements arise principally from the purchase of inventory, capital expenditures related to existing and new stores, offices and distribution centers, debt service and contractual obligations. Cash flows realized through the sales of automotive parts and accessories are our primary source of liquidity.

YBM, one of our major suppliers and affiliated entity, provided a three-year line of credit amounting to $7.46 million (RMB 50 million) to us on May 10, 2008. As of December 31, 2010, the balance of borrowings from YBM was $4.3 million. The unused line of credit as of December 31, 2010 was $3.2 million. YBM agrees to continue to provide us non-interest bearing loans upon the maturity of the three-year line of credit.

We re-negotiated with China Construction bank and China CITIC Bank for two short-term bank loans amounting $1.51 million and $2.27 million, respectively, which will be matured in May and June of 2011. Each bank has indicated a willingness to renew the loans upon the maturity. In addition, YBM has indicated that it will provide similar support for these loan facilities as it has in the past.

	For the six months ended December 31,
	2010	2009
Cash provided by (used in):
Operating Activities	$(1,216,251)	(809,429)
Investing Activities	$1,246,786	(241,055)
Financing Activities	$(1,784,084)	1,161,588

We opened two new stores during the first six months of the current fiscal year. As part of our growth and expansion strategy, we are examining whether it is more effective from a cost and market penetration standpoint to open new stores or to acquire existing stores from competitors. We are conducting a comprehensive market research with respect to the regions for new stores, their growth potential and our competitors. In addition, we are also in the process of preparing financial data analysis about the possibility to achieve profit by new stores. As such, it is not possible to predict the number of new stores which we will open during the balance of our current fiscal year or in 2012. To the extent that we open or acquire additional stores we intend to do so through loans from YBM or from banks based on guaranties which will be provided by YBM.

We expect to incur 1% of our annual sales income in the marketing and promoting of “Vomart” brand awareness. We have on a limited and pilot basis begun to sell automotive replacement parts and accessories online. We expect to refine and develop this strategy over time as an additional distribution channel for our goods and services.

Operating Activities

Cash used in operating activities totaled $1.2 million for the six months ended December 31, 2010 as compared to $0.81 million used in the same period of 2009. Cash used in operations was primarily due to the increases in inventory to match our store expansion. Additionally, we held more account receivable and value added tax recoverable which offset by advance to vendors.

Investing Activities

Cash generated in investing activities totaled $1.25 million for the six months ended December 31, 2010 as compared to $0.24 million used in the same period of 2009. This increase in our cash generated in investing activities was mainly due to the collection of loan previously advanced to third parties.

Financing Activities

Cash used in financing activities totaled $1.8 million for the six months ended December 31, 2010 as compared to $1.2 million generated in the same period of 2009. The increase in our cash used in financing activities was primarily due to the increased payments to our related parties. However, in the previous period, our cash generated in financing activities was primarily due to the increased proceeds from our related parties.

On May 10, 2008, Vomart obtained a three-year line of credit from YBM amounting to $7.46 million (RMB 50 million). This line of credit is unsecured, non-interest bearing and due upon demand. As of December 31, 2010, 2010, the balance of borrowings from YBM was $4.3 million. The unused line of credit as of December 31, 2010 was $3.2 million. On May 1, 2009, Vomart entered into a loan agreement with Zhoufeng Shen, our current CEO, to borrow $51,653. On May 1, 2009, Vomart entered into a loan agreement with Anming Yu, our former CEO, to borrow $69,864. Both of these facilities are unsecured and non-interest bearing. As of December 31, 2010, the loand the Company borrowed from Mr. Shen and Mr. Yu have been repaid.

We opened two new stores during the first six months of the current fiscal year. As part of our growth and expansion strategy, we are examining whether it is more effective from a cost and market penetration standpoint to open new stores or to acquire existing stores from competitors. We are conducting a comprehensive market research with respect to the regions for new stores, their growth potential and our competitors. In addition, we are also in the process of preparing financial data analysis about the possibility to achieve profit by new stores. As such, it is not possible to predict the number of new stores which we will open during the balance of our current fiscal year or in 2012. To the extent that we open or acquire additional stores we intend to do so through loans from YBM or from banks based on guaranties which will be provided by YBM.

Off-Balance Sheet Arrangements

As of the date of this report, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Critical Accounting Policies

While our significant accounting policies are more fully described in Note 2 to our financial statements, we believe that the following accounting policies are the most critical to aid you in fully understanding and evaluating this “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Use of estimates

In preparing the financial statements in conformity with accounting principles generally accepted in the United States of America, management makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the dates of the financial statements, as well as the reported amounts of revenues and expenses during the reporting year. Significant estimates, required by management, include the recoverability of long-lived assets, the valuation of inventories, allowances for doubtful accounts and useful lives for property and equipment. Actual results could differ from those estimates.

Accounts receivable

Accounts receivables are recorded at net realizable value consisting of the carrying amount less an allowance for uncollectible amounts, as needed.

The Company uses the aging method to estimate the valuation allowance for anticipated uncollectible receivable balances. Under the aging method, bad debt percentages determined by management based on historical experience as well as current economic climate are applied to customers’ balances categorized by the number of months the underlying invoices have remained outstanding. The valuation allowance balance is adjusted to the amount computed as a result of the aging method. When facts subsequently become available to indicate that the allowance provided requires an adjustment, then the adjustment will be classified as a change in estimate.

Advances to vendors

Advances to vendors consist of balances paid to the Company’s suppliers but the service or goods have not been provided or received. Advances to vendors are reviewed periodically to determine whether the carrying value has become impaired. The Company considers the assets to be impaired if the realization of the services and goods become doubtful.

Impairment of long-lived assets

Long-lived assets, which include property, plant and equipment and intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of long-lived assets to be held and used is measured by a comparison of the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by the assets. If the carrying amount of an asset exceeds its estimated undiscounted future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the assets. Fair value is generally determined using the asset’s expected future discounted cash flows or market value, if readily determinable.

Value added tax

The Company is subject to value added tax (“VAT”) at a 17% rate on the amount of goods sold or maintenance services provided. The amount of VAT liability is determined by applying the applicable tax rate to the invoiced amount of goods sold (output VAT) less VAT paid on purchases made with the relevant supporting invoices (input VAT). Under the commercial practice of the PRC, the Company paid VAT based on tax invoices issued. The tax invoices may be issued subsequent to the date on which revenue is recognized, and there may be a considerable delay between the date on which the revenue is recognized and the date on which the tax invoice is issued.

The VAT collected from sales is not revenue of the company, and is recorded as a liability on the balance sheet until such VAT is paid. The Company reports revenue net of PRC’s VAT for all periods presented in the consolidated statement of operations.

Foreign currency translation

The Company maintains books and records in its functional currency of the Renminbi (“RMB”), being the primary currency of the economic environment in which its operations are conducted.

For financial reporting purposes, RMB has been translated into United States dollars (“USD”, “$”) as the reporting currency. Assets and liabilities are translated at the exchange rate in effect at the balance sheet date. Revenues and expenses are translated at the average rate of exchange prevailing during the reporting period. Translation adjustments arising from the use of different exchange rates from period to period are included as a component of shareholders’ equity as “Accumulated other comprehensive income”. Gains and losses resulting from foreign currency translations are included in accumulated other comprehensive income. There is no significant fluctuation in exchange rate for the conversion of RMB to USD after the balance sheet date.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Smaller reporting companies are not required to provide the information required by this Item.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure controls and procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, and effected by our Board of Directors, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this report (the “Evaluation Date”). The evaluation of our disclosure controls and procedures included a review of our processes and the effect on the information generated for use in this report. In the course of this evaluation, we sought to identify any material weaknesses in our disclosure controls and procedures and to confirm that any necessary corrective action, including process improvements, was taken. The purpose of this evaluation is to determine if, as of the Evaluation Date, our disclosure controls and procedures were operating effectively such that the information, required to be disclosed in our SEC reports (i) was recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) was accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

As of December 31, 2010, our Chief Executive Officer and its Chief Financial Officer have concluded that, as of that date, the Company’s controls and procedures were not effective due to some significant deficiencies (as defined in Public Company Accounting Oversight Board Standard No. 2) in the our internal controls over financial reporting. This is due to the fact that we do not have accounting personnel with sufficient knowledge, experience and training in maintaining our books and records and preparing financial statements in accordance with US generally accepted accounting principles (“US GAAP”) standards and SEC rules and regulations. This could cause us to be unable to fully identify and resolve certain accounting and disclosure issues that could lead to a failure to maintain effective controls over preparation, review and approval of certain significant account reconciliation from Chinese generally accepted accounting principles (“Chinese GAAP”) to US GAAP and necessary journal entries.

The Company has relatively small number of professionals employed by the Company in bookkeeping and accounting functions, which prevents the Company from appropriately segregating duties within its internal control systems. The inadequate segregation of duties is a weakness because it could lead to the untimely identification and resolution of accounting and disclosure matters or could lead to a failure to perform timely and effective reviews.

Based on the control deficiency identified above, we have designed and plan to implement, or in some cases have already implemented, the specific remediation initiatives described below:

•	We are evaluating the roles of our existing accounting personnel in an effort to realign the reporting structure of our internal auditing staff in China that will test and monitor the implementation of our accounting and internal control procedures.

•	We will begin implementation an initiative and training in China to ensure the importance of internal controls and compliance with established policies and procedures are fully understood throughout the organization and will provide additional U.S. GAAP training to all employees involved with the performance of or compliance with those procedures and policies.
•	Commencing with the September 30, 2010 period, we have engaged an outside consulting firm in Shanghai with expertise in US GAAP to assist us with our internal financial report process.

The remedial measures being undertaken may not be fully effectuated or may be insufficient to address the significant deficiencies we identified, and there can be no assurance that significant deficiencies or material weaknesses in our internal control over financial reporting will not be identified or occur in the future. If additional significant deficiencies (or if material weaknesses) in our internal controls are discovered or occur in the future, among other similar or related effects: (i) the Company may fail to meet future reporting obligations on a timely basis, (ii) the Company’s consolidated financial statements may contain material misstatements, (iii) the Company’s business and operating results may be harmed.

Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures were not operating effectively.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are currently not involved in any litigation that we believe could have a material adverse effect on our financial condition or results of operations.

ITEM 1A. RISK FACTORS

There have been no material changes from the risk factors previously disclosed in the Company’s Form 8-K/A filed with the SEC on February 11, 2011.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit Number	Description of Exhibit
31.1	Certification of the Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a).
31.2	Certification of the Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a).
32.1	Certification pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.*

*	This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language in any filings.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TEEN EDUCATION GROUP, INC. (Registrant)
February 22, 2011	By: /s/ Zhoufeng Shen Zhoufeng Shen Chief Executive Officer