Form 10-Q
period 2011-03-31
TEEN EDUCATION GROUP, INC.
filed 2011-05-16
CIK 1413581

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

Commission file number 000-53169

TEEN EDUCATION GROUP, INC.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	26-032648
(State or Other Jurisdiction of Incorporation or Organization)	(IR.S. Employer Identification No.)

NO. 288 Maodian Road
Liantang Industrial Park, Qingpu District
Shanghai, PRC	N/A
(Address of Principal Executive Offices)	(Zip Code)

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
Yes ☐ No ☒

There were 2,500,000 shares outstanding of the issuer’s common stock, par value $0.001 per share, as of May 16, 2011.

TEEN EDUCATION GROUP, INC.
FORM 10-Q QUARTERLY REPORT

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION	2

UAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS	2

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED	2

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)	3

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)	4

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS	5

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	14

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	23

CONTROLS AND PROCEDURES	23

PART II — OTHER INFORMATION	25

LEGAL PROCEEDINGS	25

RISK FACTORS	25

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	25

DEFAULTS UPON SENIOR SECURITIES	25

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	25

OTHER INFORMATION	25

EXHIBITS	25

SIGNATURES	26

i

PART I - FINANCIAL INFORMATION

ITEM 1.  UAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

TEEN EDUCATION GROUP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	March 31, 2011	June 30, 2010
ASSETS

Current assets:
Cash and cash equivalents	$736,338	$2,786,069
Accounts receivable, net	2,854,512	1,148,177
Inventory	4,307,975	3,676,681
Other receivables, net	62,191	171,341
Value added tax recoverable	440,458	237,292
Advance to vendors	407,722	1,037,363
Prepaid expenses	142,042	52,037
Loan to outside parties	-	1,327,159

Total current assets	8,951,238	10,436,119

Property and equipment, net	353,924	310,280

Total assets	$9,305,162	$10,746,399

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Short-term borrowings	3,817,610	3,686,554
Accounts payable	624,467	748,310
Advances from customers	160,058	103,978
Accrued expenses and other liabilities	56,035	10,462
Taxes payable	91,555	59,578
Due to related parties	4,532,872	5,936,768

Total current liabilities	9,282,597	10,545,650

Stockholders' equity
Preferred Stock, $.01 par value, 5,000,000 shares authorized, none issued or outstanding.
Common Stock, $0.001 par value, 100,000,000 shares authorized, 2,500,000 shares and 2,250,000 shares issued and outstanding at March 31, 2011 and June 30, 2010, respectively.	2,500	2,250
Additional paid in capital	142,197	142,447
Retained earnings	(151,940)	56,876
Statutory reserves	27,123
Accumulated other comprehensive income (loss)	2,685	(824)

Total stockholders' equity	22,565	200,749

Total Liabilities and Stockholders' Equity	9,305,162	10,746,399

The accompanying notes are an integral part of these condensed consolidated financial statements.

TEEN EDUCATION GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
 (UNAUDITED)

	For The Three Months Ended March 31,		For The Nine Months Ended March 31,
	2011	2010	2011	2010

Revenues
Automotive supplies revenue	3,068,255	874,669	11,875,872	2,263,629
Automotive maintenance service	-	205,008	185,124	641,059
Total revenues	3,068,255	1,079,677	12,060,996	2,904,688

Cost of revenues
Cost of automotive supplies revenue	2,687,938	757,690	10,158,887	1,870,236
Cost of maintenance service	-	12,471	11,107	53,455
Total cost of revenues	2,687,938	770,161	10,169,994	1,923,691

Gross profit	380,317	309,516	1,891,002	980,997

Selling, general and administrative expenses	684,480	246,390	1,688,763	822,386

Operating income (loss)	(304,163)	63,126	202,239	158,611

Other expense (income)
Interest income	(275)	(53)	(1,259)	(123)
Interest expenses	55,208	-	161,401	-
Other expenses	(11,908)	943	2,475	2,541
Total other expenses (income)	43,025	890	162,617	2,418

Income (loss) before income taxes	(347,188)	62,237	39,622	156,193

Provision for income taxes	105,053	15,559	221,314	87,934

Net income (loss)	$(452,241)	$46,678	$(181,692)	$68,259

Other comprehensive income ( loss)
Foreign currency translation gain(loss)	(6,308)	54	3,509	141

Comprehensive income (loss)	$(458,549)	$46,732	$(178,183)	$68,400

Basic and diluted income per common share
Basic and diluted	$(0.18)	$0.02	$(0.08)	$0.03

Weighted average common shares outstanding
Basic and diluted	2,500,000	2,250,000	2,377,289	2,250,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

TEEN EDUCATION GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For The Nine Month Ended March 31,
	2011	2010

Cash flows from operating activities
Net income (loss)	$(181,692)	$68,259
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation	60,869	56,489
Allowance for doubtful accounts	(29,202)	650
Inventory allowance	10,122	-

Changes in assets and liabilities:
(Increase) decrease in -
Account receivables	(1,610,813)	(424,441)
Inventory	(501,698)	(1,066,117)
Other receivables	117,654	(231,322)
Value added tax recoverable	(191,224)	(13,086)
Prepaid expenses	(86,568)	(32,758)
Advance to vendors	654,518	(46,367)

Increase (decrease) in -
Accounts payable	(147,736)	71,467
Accrued expenses and other liabilities	44,387	46,114
Advance from customers	51,441	61,985
Tax payable	29,322	127,917

Net cash provided by (used in) operating activities	(1,780,622)	(1,381,210)

Cash flows from investing activities
Proceeds from loan to outside party	1,349,593	-
Purchase of fixed assets	(92,896)	(288,924)

Net cash provided by (used in) investing activities	1,256,697	(288,924)

Cash flows from financing activities
Proceeds (payments) from (to) related parties	(1,585,866)	1,812,094

Net cash provided by (used in) financing activities	(1,585,866)	1,812,094

Effect of exchange rate changes on cash and cash equivalents	60,060	125

Net increase (decrease) in cash and cash equivalents	(2,049,731)	142,084

Cash and cash equivalents, beginning of period	2,786,069	96,883

Cash and cash equivalents, end of period	$736,338	$238,968

Supplemental disclosures of cash flow information:
Interest paid	$161,466	$-
Income taxes paid	$285,428	$8,080

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

Hongkong Limited was incorporated in Hong Kong on August 21, 2009 and owns 100% of the issued and outstanding capital stock of Shanghai Vomart Auto Parts Co., Ltd. (“Shanghai Vomart”). Shanghai Vomart was incorporated in Shanghai, People’s Republic of China (“PRC”) in January 2008 with registered capital in an amount of RMB 1,000,000 (equivalent to $144,697). In 2008 and 2009, the Company established four wholly-owned subsidiaries: Shanghai Vomart Nanjing Branch, Ningbo Branch, Hangzhou Branch and Shijiazhuang Branch.  In 2010, the Company established the fifth wholly-owned subsidiary, Huai An Branch in Huai An City, Jiangsu province. Currently, the Company owns thirty-seven (37) stores in nine (9) provinces and municipalities. Shanghai Vomart and its subsidiaries are engaged in automotive parts and accessories distribution and providing automotive maintenance services (which was temporarily suspended in August, 2010) in China. The Company distributes a broad selection of international brand name (such as Philips, Mahle, Denso, Bosch and Osram) as well as private label automotive replacement parts, such as accessories and maintenance items for cars, minivans, vans, sport utility vehicles, light trucks, and heavy-duty trucks. The typical products include batteries, brake pads, filters, oils and transmission fluid.

The Company’s financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”).

The accompanying unaudited condensed consolidated financial statements reflect all material adjustments consisting of only normal recurring adjustments which, in the opinion of management, are necessary for a fair presentation of results for the interim periods. Certain information and footnote disclosures required under accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, although the Company believes that the disclosures are adequate to make the information presented not misleading.  The condensed consolidated balance sheet information as of June 30, 2010 was derived from the audited consolidated financial statements included on the Form 8-K/A No. 2 filed on February 11, 2011. These interim financial statements should be read in conjunction with that report and Management’s Discussion and Analysis included in this Form 10Q. Unless otherwise indicated, all amounts herein are expressed in US Dollars (“USD”).

The results of operations for the nine months ended March 31, 2011 are not necessarily indicative of the results to be expected for the entire year or for any other period.

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

The Company uses the aging method to estimate the valuation allowance for anticipated uncollectible receivable balances. Under the aging method, bad debt percentages determined by management based on historical experience as well as current economic climate are applied to customers’ balances categorized by the number of months the underlying invoices have remained outstanding. There were allowances of $12,438 and $36,316 for uncollectible amounts as of March 31, 2011 and June 30, 2010, respectively.

Inventories

Inventory is primarily mainly composed of automotive parts and supplies. Inventories are stated at the lower of cost or market, as determined on a weighted average basis. If inventory costs exceed expected market value due to obsolescence or quantities in excess of expected demand, the Company will record reserves for the difference. These reserves are recorded based on estimates and reflected in cost of sales. Inventory allowance as of March 31, 2011 and June 30, 2010, was $ 10,307 and $ 0 respectively.

Advances to vendors

Advances to vendors consist of balances paid to the Company’s suppliers but the service or goods have not been provided or received.  Advances to vendors are reviewed periodically to determine whether the carrying value has become impaired. The Company considers the assets to be impaired if the realization of the services and goods become doubtful.  There was no allowance as of March 31, 2011 and June 30, 2010.

Property and equipment

Property and equipment are recorded at cost less accumulated depreciation and any impairment losses.  The cost of an asset comprises of its purchase price and any directly attributable costs of bringing the asset to its working condition and location for its intended use.  Expenditures incurred after the fixed assets have been put into operation, such as repairs and maintenance and overhaul costs are expenses when incurred.

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

Impairment of long-lived assets

Long-lived assets, which include equipment, furniture and fixtures and automobiles, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of long-lived assets to be held and used is measured by a comparison of the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by the assets. If the carrying amount of an asset exceeds its estimated undiscounted future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the assets.  Fair value is generally determined using the asset’s expected future discounted cash flows or market value, if readily determinable. No impairment loss was recorded as of March 31, 2011 and June 30, 2010.

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

	Nine Months Ended
	March 31,
	2011	2010
US$ / RMB exchange rate at periods ended	6.5486	6.8259
Average US$/RMB exchange rate	6.6687	6.8286

	Three Months Ended
	March 31,
	2011	2010
Average US$/RMB exchange rate	6.5788	6.8275

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

Fair value of financial instruments

The Company’s financial instruments include cash and cash equivalents, accounts receivable, advances to suppliers, other receivables, accounts payable, accrued expenses, and other short term loans payable. Management has estimated that the carrying amounts approximate their fair value due to the short-term nature.

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

Concentration of credit risk

Financial instruments that potentially subject the Company to concentration of credit risk consist primarily of accounts receivable and other receivables.  The Company does not require collateral or other security to support these receivables.  The Company conducts periodic reviews of its clients' financial condition and customer payment practices to minimize collection risk on accounts receivable.

Employment Contracts

Under the PRC labor law, all employees have signed employment contracts with the Company. The CEO has a 26 months employment contract and the rest of employees have a one year employment contract renewable on an annual basis.

NOTE 3. PROPERTY AND EQUIPMENTS

Property, and equipment is comprised of:

	March 31, 2011	June 30, 2010
Office equipment	$115,285	$129,981
Furniture and fixture	81,877	44,414
Automobiles	298,163	217,148
Subtotal	495,325	391,543
Less:accumulated depreciation	(141,401)	(81,263)
Property and equipment, net	$353,924	$310,280

Depreciation expense for the three months ended March 31, 2011 and 2010 were $17,491 and $16,167, and for the nine months ended March 31, 2011 and 2010 were $60,869 and $56,489, respectively.

NOTE 4.  SHORT-TERM BORROWINGS

The Company has a loan payable in the amount of $1.53 million (in equivalent to RMB 10 million) to China Construction Bank (CCB), Qingpu Branch. The loan has one year term from May 31, 2010 to May 30, 2011 at a fixed interest rate of 5.31% per year. The loan is guaranteed by a non-related third party.

On June 23, 2010, the Company signed a loan contract with China CITIC Bank for the amount of around $2.29 million (in equivalent to RMB 15 million). The loan has one year term with a variable rate, which shall increase each quarter by a compound rate of 10% over the initial annual rate of 5.31%. The loan is guaranteed by Yi Ben Ma Group (“YBM”), an affiliated company. Mr. Anming Yu is the major shareholder of YBM. Currently, the Company is negotiating to renew the loan with the banks. Each bank has indicated a willingness to renew the loans upon the maturity. In addition, YBM has indicated that it will provide similar support for these loan facilities as it has in the past.

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

Currently, Shanghai, Nanjing, Hangzhou, Shijiazhuang and Ningbo file a consolidated income tax returns at 25% of the income before tax amount after appropriate tax adjustments. However, Huai An subsidiary is a separate-accounted subsidiary making quarterly tax provision at 25% of its own income before tax. The Company is negotiating with local tax authorities to combine Huai An’ sales with other subsidiaries for income tax filing purposes. At the date of this report, the Huai An sub still accrues and pays income tax provision separately. For the three months ended March 31, 2011, Huai An paid the second quarter’s income tax amounted $148,193 and accrued the third quarter’s income tax for the amount of $56,393. The other five subsidiaries did not make income tax expense provision due to the net loss for the quarter ended March 31, 2011. For the three months and nine months ended March 31, 2011, the Company’s income tax provision was $105,053 and $221,314, respectively, due to Huai An’s special tax situation.

Reconciliation of the differences between statutory tax rate and the effective tax rate

Reconciliation between total income tax expense and that amount computed by applying the PRC statutory income tax rate of 25% to income before taxes is as follows:

	For The Three Months Ended March 31,		For The Nine Months Ended March 31, 2011
	2011	2010	2011	2010

Income (loss) before tax by the five subsidiaries	$(589,656)	$62,236	$(151,766)	$156,191

Income (loss) before tax by Huai An subsidiary	225,515	-	814,092	-

Income tax expense incurred by the five subsidiaries @ 25% statutory rate	-	15,559	-	39,048

Income tax expense incurred by Huai An @ 25% statutory rate	56,393	-	203,523	-

Effect of timing difference	48,660	-	17,791	48,886
Income tax provision	$105,053	$15,559	$221,314	$87,934

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

As of March 31, 2011 and June 30, 2010, the amount of statutory surplus is $27,123 and $0, respectively.

NOTE 7.  RELATED PARTY TRANSACTIONS

Amounts payable to related parties are as follows:

	March 31, 2011	June 30, 2010
Yi Ben Ma Group (a)	$4,532,872	$5,812,215
Anming Yu (a)	-	72,525
Zhoufeng Shen (b)	-	52,028

Total	$4,532,872	$5,936,768

(a) Yi Ben Ma Group (“YBM”) is an affiliate of the Company. The majority shareholder (60.32%) of YBM, Mr. Anming Yu, is the father-in-law of Mr. Qun Hu, the majority shareholder (52%) and chairman of the board of directors of the Company.  Mr. Yu’s spouse and daughter own 25.23% and 14.45%, respectively, of the issued and outstanding shares of YBM. Mr. Yu, Mr. Yu’s spouse and daughter, and Mr. Yu’s son-in-law collectively hold more than 50% of the voting ownership of YBM group and the Company. Accordingly, YBM and the Company are under common control.

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

During the three months ended December 31, 2010, the Company began recording sales to certain customers transferred from YBM.  The sales to these customers represented 54.84 % of the total sales of the Company during that period.

YBM periodically supports the Company by providing working capital. On May 10, 2008, Shanghai Vomart obtained a three-year line of credit from YBM amounting to approximately $7.6 million (RMB 50 million) on May 10, 2008. Such line of credit is unsecured, non-interest bearing and due upon demand. As of March 31, 2011, YBM’s borrowings under this line totaled approximately $4.5 million (RMB 29.7 million). The unused line of credit as of March 31, 2011 was $3.1 million (RMB 20.3 million). In May 2011, YBM extended the line of credits amounting RMB 50 million (equivalent to $7.6 million) for another three years.

For the three months and nine months ended March 31, 2011 and 2010, the Company also had purchase transactions with YBM and its subsidiaries as follows:

	For the three months ended March 31,		For the nine months ended March 31,
	2011	2010	2011	2010
Purchases from YBM and its subsidiaries	$1,323,145	$106,378	$6,532,240	$724,240

See Note 4 for other related party loan guarantee disclosure.

NOTE 8. CONCENTRATION

Only one customer accounted for approximately 17% and 11%, respectively, for the three and nine months ended March 31, 2011. There were no customers individually accounted over 10% for the three and nine months ended March 31, 2010.

The Company purchases approximately 89% of the total purchases from the top ten major vendors for the nine months ended March 31, 2011. The Company purchased approximately 46% of its total purchases from YBM  and approximately 43% from other nine major vendors.  For the nine months ended March 31, 2010, the Company purchased approximately 60% of the total purchases from the top ten major vendors. Among them, 12% of its total purchases from YBM and approximately 48% from other nine major vendors.

NOTE 9. LIQUIDITY

The Company has negative working capital and has negative cash flow for the nine months ended March 31, 2011. In addition, the Company’s bank loans and line of credit from related party will be due in the fourth quarter of the Company’s fiscal year.  The Company’s related party, YBM, will continue to provide necessary funding in order to enable the Company to continue operations.  The Company obtained an extension of the line of credit amounting to $7.6 million (RMB 50 million) provided by YBM  for another three years commencing in May, 2011 and maturing in 2014. YBM  also committed to repaying the two bank loans for the Company upon their maturities in May and June 2011 and helping the Company renew the bank loans by being the guarantor and providing additional collateral if needed.  The Company believes that YBM  has the intention and capability to continue providing necessary funding for the Company’s operations.  Thus, the accompanying condensed consolidated financial statements do not include any adjustments that might result from the uncertainty of liquidity.

NOTE 10. COMMITMENTS

From time to time, the Company leases office spaces in Shanghai, Hangzhou, Nanjing, Ningbo and Shijiazhuang and other major cities in China to provide sales of automotive parts. These lease agreements are short-term in nature and will expire through February 2012.

The minimum obligations under such commitments (unless otherwise stated) for the twelve months ended March 31 until their expiration are summarized below, estimated at the foreign exchange rate of 6.7077:

Year	Amount
2011	$118,534
2012	97,740
Total	$216,274

Rent expense for the three months ended March 31, 2011 and 2010 was $58K and $21K, respectively. For the nine months ended March 31, 2011 and 2010 were $141K and $44K, respectively.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management Discussion and Analysis of Financial Condition and Results of Operations for the three months and nine months ended March 31, 2011 and 2010:

The following discussion and analysis of our financial condition and results of operations relates to the period ended March 31, 2011 and should be read in conjunction with our consolidated financial statements and related notes appearing elsewhere in this report. Unless otherwise indicated, all amounts herein are expressed in US Dollars. This discussion contains certain forward-looking statements that involve significant risks and uncertainties. Our actual results and the timing of certain anticipated events could differ materially or perhaps substantially from those discussed in these forward-looking statements as a result of certain factors, including, but not limited to, those set forth herein and elsewhere in this report and in our other filings with the Securities and Exchange Commission.

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

Through Vomart and its subsidiaries, the Company is now engaged in the business of distribution of automotive replacement parts and accessories in China. The Company temporarily suspended providing automotive maintenance services in August 2010. The maintenance services we provided included home delivery sales, installation assistance, products training and technical guidance. The revenues generated from our suspended maintenance services are included in the financial statements for the nine months ended March 31, 2011 and 2010. We may resume providing maintenance services in the future. The Company distributes a broad selection of international brand name and private label automotive replacement parts, accessories and maintenance items for cars, minivans, vans, sport utility vehicles, light trucks, and heavy-duty trucks. The typical products include batteries, brake pads, filters, oils and transmission fluid.

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

Results of Operations

For the Three Months Ended March 31, 2011 Compared to Three Months Ended March 31, 2010

The following table presents our summary statements of operations for the three months ended March 31, 2011 and 2010. Our historical results presented below are not necessarily indicative of the results for any future periods.

TEEN EDUCATION GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For The Three Months Ended March 31,
	2011	2010

Revenues
Automotive supplies revenue	3,068,255	874,669
Automotive maintenance service	-	205,008
Total revenues	3,068,255	1,079,677

Cost of revenues
Cost of automotive supplies revenue	2,687,938	757,690
Cost of maintenance service	-	12,471
Total cost of revenues	2,687,938	770,161

Gross profit	380,317	309,516

Selling, general and administrative expenses	684,480	246,390

Operating income (loss)	(304,163)	63,126

Other expense (income)
Interest income	(275)	(53)
Interest expenses	55,208	-
Other expenses	(11,908)	943
Total other expenses (income)	43,025	890

Income (loss) before income taxes	(347,188)	62,237

Provision for income taxes	105,053	15,559

Net income (loss)	$(452,241)	$46,678

Other comprehensive income ( loss)
Foreign currency translation gain(loss)	(6,308)	54

Comprehensive income (loss)	$(458,549)	$46,732

Basic and diluted income per common share
Basic and diluted	$(0.18)	$0.02

Weighted average common shares outstanding
Basic and diluted	2,500,000	2,250,000

Revenues:

Revenues increased by approximately $2.0 million to $3.1million, as compared to $1.1 million for the three months ended March 31, 2010. Our sales growth was driven by expansion of stores and retail customers taken over from Yi Ben Ma Group (“YBM”) through exclusive distribution agreement on July 1, 2010. As part of the entering into of the exclusive distribution relationship with YBM, YBM referred and transferred its domestic customers list, consisting of over a hundred domestic retail customers and second-tier distributors to us. All of those accounts have been primarily serviced out of the Huai An branch. Under the Agreement, the Company is the sole domestic distributor of certain items manufactured by YBM in China. The distribution of these items commenced during the quarter ended December 31, 2010.

During the period from March 31, 2010 to March 31, 2011, we had 8 new stores and a big branch, Huai An, opened, leading to the increase in net sales from automotive supplies service. Among them, the new branch’s revenues achieved $1.7 million in the past three months, which represented 54.76% of the total revenues. Revenue from automotive supplies increased by $2.2 million to 3.1 million while revenue from maintenance service decreased from $0.21million (representing 26% of total revenue) to $0 for the three months ended March 31, 2011 from the same period of 2010 because the Company temporarily suspended the maintenance business in August 2010.

Cost of Sales and Gross Profit:

Cost of sales includes two parts as well: cost of sales from automotive supplies sales and cost of sales from automotive maintenance service.  For the three months ended March 31, 2011, we had cost of sales of $2.7 million from automotive supplies sales, as compared to $0.8 million for the same period of 2010, an increase of $1.9 million reflecting the $2.2 million increase in automotive supplies sales.  Likewise, cost of sales related to automotive maintenance service decreased from $12k for the three months ended March 31, 2010 to $0 for the three months ended March 31, 2011.

We achieved gross profits of $0.38 million for the three months ended March 31, 2011, compared to $0.31 million for the same period in 2010, representing a 23% period to period increase. Our overall gross profit margin as a percentage of revenue decreased from 29% for the three months ended March 31, 2010 to 12% for the same period of 2011, mainly due to temporary suspension of maintenance services which obtained a higher gross profit margin and temporary promotional prices for new stores which were lower than normal prices. During the three months ended March 31, 2010, the maintenance service revenue was $0.21 million with a gross profit of 94%.

Operating Expenses:

Our operating expenses, consisting of selling, general and administrative expenses, increased by approximately 178% ($0.44 million), to $0.68 million for the three months ended March 31, 2011 from $0.25 million for the same period of 2010. The Company incurred $0.175 million expense during three months ended March 31, 2011 for the Company going public in the USA.  In addition, $0.16 million related to payroll increases and the remaining $0.11 million for traveling expenses, store and office leasing expenses, depreciation expenses, transportation expenses and other expenses relating to our growth in sales.

Income Tax Provision:

For the three months ended March 31, 2011, we had a tax provision of $105k as compared to a tax provision of $16k for the same period of 2010.   The quarterly tax provision is computed at 25% of the pretax income.  The Company makes tax provision for its Huai An subsidiary as this Huai An subsidiary was deemed to be a separate-accounted subsidiary and it achieved $226k gross income before tax for the three months ended March 31, 2011.  The Company is negotiating with the local tax authorities to combine Huai An’s sales with other subsidiaries for income tax filling purposes. The increase of the income tax provision of the three months ended March 31, 2011 from the three months ended March 31, 2010 reflects the increase of gross income of Huai An subsidiary and timing differences for income tax provision.

Net Income

As a result of the factors described above, net income for the three months ended March 31, 2011 decreased by approximately $0.5 million to $(0.45 million) loss as compared to $47k income for the three months ended March 31, 2010.

For the Nine Months Ended March 31, 2011 Compared to the Nine Months Ended March 31, 2010

	For The Nine Months Ended March 31,
	2011	2010

Revenues
Automotive supplies revenue	11,875,872	2,263,629
Automotive maintenance service	185,124	641,059
Total revenues	12,060,996	2,904,688

Cost of revenues
Cost of automotive supplies revenue	10,158,887	1,870,236
Cost of maintenance service	11,107	53,455
Total cost of revenues	10,169,994	1,923,691

Gross profit	1,891,002	980,997

Selling, general and administrative expenses	1,688,763	822,386

Operating income (loss)	202,239	158,611

Other expense (income)
Interest income	(1,259)	(123)
Interest expenses	161,401	-
Other expenses	2,475	2,541
Total other expenses (income)	162,617	2,418

Income (loss) before income taxes	39,622	156,193

Provision for income taxes	221,314	87,934

Net income (loss)	$(181,692)	$68,259

Other comprehensive income ( loss)
Foreign currency translation gain(loss)	3,509	141

Comprehensive income (loss)	$(178,183)	$68,400

Basic and diluted income per common share
Basic and diluted	$(0.08)	$0.03

Weighted average common shares outstanding
Basic and diluted	2,377,289	2,250,000

Revenues:

Revenues increased by approximately $9.2 million to $12.1 million, as compared to $2.9 million for the nine months ended March 31, 2010. Our sales growth was driven by expansion of stores and retail customers taken over from YBM through exclusive distribution agreement on July 1, 2010. As part of the entering into of the exclusive distribution relationship with YBM, YBM referred and transferred its domestic customers list, consisting of over a hundred domestic retail customers and second-tier distributors to us. All of those accounts have been primarily serviced out of the Huai An branch. Under the Agreement, the Company is the sole domestic distributor of certain items manufactured by YBM in China. The distribution of these items commenced during the quarter ended December 31, 2010.

During the period from March 31, 2010 to March 31, 2011, we had 8 new stores and a big branch opened, leading to the increase in net sales from automotive supplies service. Among them, the new branch’s revenues achieved $ 5.1 million in the past nine months, which represented 42.73% of the total revenues. Revenue from automotive supplies increased by $9.6 million to $11.9 million from $2.3 million for the same nine months period of 2010, while revenue from maintenance service decreased from $0.64 million (representing 22% of the total revenue) to $0.19 million for the nine months ended March 31, 2011 from the same period of 2010 because the Company temporarily suspended the maintenance business in August 2010.

Cost of Sales and Gross Profit

During the nine months ended March 31, 2011, we had cost of sales of $10 million, as compared to $1.9 million for the same period of 2010, an increase of $8.1 million reflecting the increase in net sales.

We achieved gross profits of $1.9 million for the nine months ended March 31, 2011, compared to $1.0 million for the same period of the previous year, representing a 93% period to period increase. Our overall gross profit margin as a percentage of revenue decreased by 18% from 34% for the nine months ended March 31, 2010 to 16% for the same period of 2011, mainly due to temporary suspension of maintenance services which obtained a high gross profit margin and temporary promotional prices for new stores which were lower than normal prices. During the nine months ended March 31, 2010, the maintenance service revenue was $0.64 million with a gross profit ratio of 92%; however during the nine months ended March 31, 2011, such revenue was decreased to $185k and significantly lowered the overall gross profit of revenue.

Operating Expenses:

Our operating expenses, consisting of selling, general and administrative expenses, increased by approximately 106%, to $1.7 million for the nine months ended March 31, 2011 from $0.8 million for the same period of the previous year. The Company incurred $0.2 million expense during the nine months ended March 31, 2011 for the Company going public in the USA.  In addition, , the Company opened 8 new stores during the twelve months from March 31, 2010 to March 31, 2011, which resulted in significant increase in pre-opening expenses and a $457k payroll increase and the remaining $268k for traveling expenses, store and office leasing expenses, depreciation expenses, transportation expenses and other expenses relating to our growth in sales.

Income Tax Provision:

For the nine months ended March 31, 2011, we had a tax provision of $221k as compared to a tax provision of $88k for the same period of 2010.   The Company makes a tax provision for its Huai An subsidiary as this Huai An subsidiary was deemed to be a separate-accounted subsidiary and it achieved $1.4 million gross income before tax for the nine months ended March 31, 2011.  The Company is negotiating with the local tax authorities to combine Huai An’s sales with other subsidiaries for income tax filling purposes. The increase of the income tax provision of the nine months ended March 31, 2011 from the nine months ended March 31, 2010 reflects the increase of gross income of Huai An subsidiary and timing differences for income tax provision.

Net Income

As a result of the factors described above, net income for the nine months ended March 31, 2011 decreased by approximately $250k to a $(182k) loss as compared to $68k income for the nine months ended March 31, 2010.

Liquidity and Capital Resources

Capital Resources and Needs

Our cash requirements arise principally from the purchase of inventory, capital expenditures related to existing and new stores, offices and distribution centers, debt service and contractual obligations. Cash flows realized through the sales of automotive services, tires, parts and accessories are our primary source of liquidity.

The Company has negative working capital and has negative cash flow for the nine months ended March 31, 2011. In addition, the Company’s bank loans will be due in the fourth quarter of the Company’s fiscal year.

YBM, one of our major suppliers and an affiliated entity, provided a three-year line of credit amounting to $7.6 million (RMB 50 million) to us on May 10, 2008. This line of credit was set to expire on May 10, 2011. The Company obtained an extension of the line of credit amounting to $7.6 million (RMB 50 million) for another three years commencing in May, 2011 and maturing in 2014.

We re-negotiated with China Construction bank and China CITIC Bank for two short-term bank loans amounting $1.53 million and $2.29 million, respectively, which mature in May and June of 2011. The banks indicated a willingness to renew the loans upon the maturity. YBM also committed to repaying the two bank loans for the Company upon their maturities in May and June 2011 and helping the Company renew the bank loans by being the guarantor and providing additional collateral. The Company believes that YBM has the intention and capability to continue providing necessary funding for the Company’s operations.

	For the nine months ended March 31,
	2011	2010
Cash provided by (used in):
Operating Activities	$(1,780,622)	(1,381,210)
Investing Activities	$1,256,697	(288,924)

Financing Activities	$(1,585,866)	1,812,094

Operating Activities

We opened two new stores during the first six months of the current fiscal year. As part of our growth and expansion strategy, we are examining whether it is more effective from a cost and market penetration standpoint to open new stores or to acquire existing stores from competitors. We are conducting a comprehensive market research with respect to the regions for new stores, their growth potential and our competitors. In addition, we are also in the process of preparing financial data analysis about the possibility to achieve profit by new stores. As such, it is not possible to predict the number of new stores which we will open during the balance of our current fiscal year or in 2012. To the extent that we open or acquire additional stores we intend to do so through loans from YBM or from banks based on guaranty and additional collateral which will be provided by YBM.

We expect to incur 1% of our annual sales income in the marketing and promoting of “Vomart” brand awareness. We have on a limited and pilot basis begun to sell automotive replacement parts and accessories online. We expect to refine and develop this strategy over time as an additional distribution channel for our goods and services.

Cash used in operating activities totaled $1.8 million for the nine months ended March 31, 2011 as compared to $1.4 million used in the same period of 2010. Cash used in operations was primarily due to the increases in inventory to match our store expansion. Additionally, we held more account receivable and value added tax recoverable which offset by advance to vendors.

Investing Activities

Cash generated in investing activities totaled $1.26 million for the nine months ended March 31, 2011 as compared to $289k used in the same period of 2010.  This increase in our cash generated in investing activities was mainly due to the collection of the loan previously advanced to third parties and the purchase of fixed assets.

Financing Activities

Cash used in financing activities totaled $1.6 million for the nine months ended March 31, 2011 as compared to $1.8 million generated in the same period of 2010. The increase in our cash used in financing activities was primarily due to the increase payments to our related parties. However, in the previous period, our cash generated in financing activities was primarily due to the increase proceeds from our related parties.

On May 10, 2008, Vomart obtained a three-year line of credit from YBM amounting to $7.6 million (RMB 50 million). This line of credit is unsecured, non-interest bearing and due upon demand.  As of March 31, 2011, the balance of borrowings from YBM was approximately $4.5 million. The unused line of credit as of March 31, 2011 was $3.1 million.  In May 2011, YBM extended the line of credits amounting RMB 50 million (equivalent to $7.6 million) for another three years.

On May 1, 2009, Vomart entered into a loan agreement with Zhoufeng Shen, our current CEO, to borrow $51,653. On May 1, 2009, Vomart entered into a loan agreement with Anming Yu, our former CEO, to borrow $69,864. Both of these facilities are unsecured and non-interest bearing. As of March 31, 2011, the loans the Company borrowed from Mr. Shen and Mr. Yu have been repaid.

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

As of March 31, 2011, our Chief Executive Officer and Chief Financial Officer have concluded that, as of that date, the Company’s controls and procedures were not effective due to some significant deficiencies (as defined in Public Company Accounting Oversight Board Standard No. 2) in the our internal controls over financial reporting. This is due to the fact that we do not have accounting personnel with sufficient knowledge, experience and training in maintaining our books and records and preparing financial statements in accordance with US generally accepted accounting principles (“US GAAP”) standards and SEC rules and regulations. This could cause us to be unable to fully identify and resolve certain accounting and disclosure issues that could lead to a failure to maintain effective controls over preparation, review and approval of certain significant account reconciliation from Chinese generally accepted accounting principles (“Chinese GAAP”) to US GAAP and necessary journal entries.

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

•	Between September 30, 2010 and March 28, 2011, we engaged an outside consulting firm in Shanghai with expertise in US GAAP to assist us with our internal financial report process.

•
Since March 29, 2011, we engaged an individual consultant with expertise in US GAAP to assist us with conversion of Chinese financial statements into US GAAP financial reports and other matters in connection with the quarterly and annual audits.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit Number	Description of Exhibit

10.1	English Translation of Working Capital Loan Agreement between Shanghai Vomart Auto Parts Co., Ltd. and YBM Group China Co., Ltd., dated May 16, 2011.

31.1	Certification of the Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a).

31.2	Certification of the Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a).

32.1	Certification pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.*

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

TEEN EDUCATION GROUP, INC.
(Registrant)

May 16, 2011	By:	/s/ Zhoufeng Shen
Zhoufeng Shen
Chief Executive Officer